Form 10QSB
period 1996-03-31
CONCORD ENERGY INC
filed 1996-05-22
CIK 796334

Form 10-QSB -- Quarterly or Transitional Report

(Mark One)
[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996


[ ]                    TRANSITION REPORT UNDER SECTION 13
                      OR 15(d) OF THE EXCHANGE ACT For the
                transition period from ___________ to ___________


                         Commission File Number 0-23814



                           CONCORD ENERGY INCORPORATED
- - -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


     Delaware                                   22-2670198
- - -------------------------------------------------------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)


               75 Claremont Road, Bernardsville, New Jersey 07924
- - -------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  908-766-1020
                           (Issuer's telephone number)


                  (Formername, former address and former fiscal
                      year, if changed since last report)
- - -------------------------------------------------------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X]  No

     At March 31, 1996, the outstanding common equity of Concord Energy Incorporated comprised 4,444,350 shares of common stock, $.0001 par value.

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

     The following financial statements are filed as part of this report:



                                                                    Pages
                                                                   -------
Consolidated Balance Sheet (Unaudited)
     March 31, 1996 and 1995                                        F-1


Consolidated Statements of Operations and
     Accumulated Deficit (Unaudited)
     Three and Nine Months Ended March 31, 1996, and 1995           F-2

Consolidated Statements of Cash Flows (Unaudited),
     Three and Nine Months Ended March 31, 1996, and 1995           F-3


Notes to Consolidated Financial Statements                          F-4 - F-15

Item 2. Management's Discussion and Analysis or Plan of Operation. General Operations
          ------------------------------------------------------------

     In May 1993 the Registrant consummated an Agreement and Plan of Reorganization ("Agreement") pursuant to which it entered into the oil and gas industry. Under the Agreement, the Registrant changed its name to Concord Energy Incorporated (referred to herein as the "Company") and became the parent of an entity which manages and owns interests in approximately 100 oil and gas wells primarily located in East Texas and the Louisiana Gulf Coast. Concord's oil and gas subsidiary was formed in June 1991 in order to effectuate a consolidation of 166 oil and gas partnerships. Following Monoclonal's acquisition of Concord, the Company changed its fiscal year end to June 30 in order to coincide with the fiscal year of its operating subsidiary (Concord).

     In May 1995, the Company acquired Knight Equipment and Manufacturing Corporation ("KEMCO"), which locates, designs, refurbishes, and installs gas processing plants for the natural gas industry. The effective date of the acquisition was April 1, 1995.

     In March 1996, the Company acquired Integrated Petroleum System Corporation ("IPS"), has developed a unique, properietary software which is used to collect, process, analyze and transmit data relative to petroleum production and processing operations.

Results of Operations
- - ----------------------

     The Company's revenues are primarily derived from the buying, selling and renting of gas processing equipment. The Company also realizes revenue through the sale of oil and gas, sale of it's software system as developed by IPS, as well as through well operations. During the nine months ended March 31, 1996 the Company reported total income from operations of $10,731,747. Contract revenues during the nine months period were $9,694,810. Rental income for the nine months period was $88,101. The Company's oil sales during the nine month period were $417,475 while gas sales totaled $348,865. The Company reported revenue from syndication sales of $140,000 and well operating income of $39,902 and software sales of $2,594 during the nine months period ended March 31, 1996. By comparison, during the nine months period ended March 31, 1995 the Company reported total income from operations of $1,504,130, including oil sales of $636,577 and, gas sales of $351,372, revenue from syndication sales and revenue interests of $467,075 and well operating income of $49,106.

     Total revenues increased by $9,227,617 during the nine months ended March 31, 1996 compared to the nine months period ended March 31, 1995. This increase is primarily due to the addition of KEMCO's operations.

     Total costs and operating expenses during the nine months ended March 31, 1996 were $9,202,391. Cost of contract revenue during the period was $6,005,281. Lease operating expenses accounted for $507,641, during the nine months period. Lease operating expenses as a percentage of total oil and gas sales were approximately 66%. In comparison, during the nine months period ended March 31, 1995 total costs and operating expenses were $2,259,626, lease operating expenses were $588,938 and lease operating expenses as a percentage of oil and gas sales were approximately 60% . Total costs and operating expenses increased by $6,942,765, and lease operating expenses decreased by $81,297, during the nine months period ended March 31, 1996 as compared to the nine months period ended March 31, 1995, and lease operating expenses as a percentage of total oil and gas sales increased by approximately 6% . The increases in costs and operating expenses primarily relate to the inclusion of KEMCO's cost of operations.

     During the nine months period ended March 31, 1996 general and administrative expenses were $2,363,424. $1,044,000 of such expenses were incurred under the Company's management agreement with its affiliate Integrated. Other general and administrative expenses, which include KEMCO's and IPS's administrative costs as well as professional fees and franchise taxes, were $1,319,424, during the nine months period ended March 31, 1996. During the nine months period ended March 31, 1995, the Company's total general and administrative expenses were $1,298,785, for which $1,044,000 were incurred under the Company's management agreement with Integrated. The primary increase in the Company's general and administrative costs are those additional costs associated with KEMCO.

     Depreciation, depletion and amortization expenses during the nine months period ended March 31, 1996 were $326,044. During the nine months period ended March 31, 1995 these expenses were $371,903. The $45,859 decrease in these expenses primarily result from the reduction in oil and gas production, partially offset by the additional depreciation related to KEMCO's property, plant and equipment which totaled $90,000 for the nine month period ended March 31, 1996.

     Interest expense for the nine months period ended March 31, 1996 was $704,059. During the nine months period ended March 31, 1995 interest expense was $272,597. The increase of $431,462 is primarily the result of the additional debt obtained for KEMCO's inventory acquisitions and the financing related to the KEMCO acquisition.

     For the nine months period ended March 31, 1996 the Company reported net income of $849,071. For the nine months period ended March 31, 1995 the Company reported a net loss of $1,022,356. The increased net income of $1,871,427 for the nine months ended March 31, 1996 as compared to the nine months ended March 31, 1995, resulted from the addition of KEMCO's result of operations to the Company's oil and gas operations.

Liquidity and Capital Resources
- - --------------------------------

     As of March 31, 1996 the Company reported working capital of $8,480,238 compared to a working capital deficit of $1,278,211 at March 31, 1995. Total current assets increased by $12,173,916 which is the combination of an increase in cash and cash equivalents of $316,714, an increase in receivables of
$1,893,835 and an increase in inventories and other current assets of $9,599,429, as compared to March 31, 1995. Total current liabilities increased from $1,952,371 as of March 31, 1995 to $4,367,838 as of March 31, 1996, for a
net increase of $2,415,467. The combination of the foregoing resulted in a net increase in working capital of $9,758,449 from March 31,

1995 to March 31, 1996. This increase is primarily related to the acquisition of KEMCO and the related long term debt and equity financing.

     On July 7, and August 21, 1995 the Company issued $500,000 and $275,000, respectively, of convertible notes to private investors. In December 1995 the Company sold 222,000 shares of common stock and realized net proceeds of $500,000. On October 4, 1995 the Company completed a sale of properties for approximately $461,250.

     On January 31, 1996 the Company agreed to issue 24,000 shares of common stock in exchange for the retirement of approximately $100,000 of debt. In
January 1996 the Company sold 114,943 shares of common stock to private investors and realized net proceeds of $250,000. In February 1996 the Company sold 123,158 shares of common stock privately and realized net proceeds of $350,428. In March 1996 the Company sold 175,000 shares of common stock privately and realized net proceeds of $589,302. In April 1996 the Company sold 103,800 shares of common stock and realized net proceeds of $298,500.

Capital Expenditures and Commitments
- - ------------------------------------

     During the nine months ended March 31, 1996, the Company incurred capital expenditures of $162,762. These capital expenditures were primarily of equipment and the purchase of and improvements to a 6,000 square foot building by KEMCO. These improvements consisted of renovations necessary for occupancy of the building which was acquired in November, 1995. The building, located across from KEMCO's main yard, will be used for KEMCO's engineering department. The total cost of the building and improvements will be approximately $75,000. The expansion of the engineering department will allow KEMCO to consolidate the engineering staff and expand to meet the anticipated future engineering work requirements.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CONCORD ENERGY INCORPORATED
                                        (Registrant)


                                        Jerry Swon
                                        --------------------------------
Dated: March 17, 1996                   Jerry Swon
                                        President, Chief Executive Officer
                                        and Chairman of the Board of Directors



Dated: March 17, 1996                   Scott Kalish
                                        ---------------------------------
                                        Scott Kalish
                                        Chief Financial Officer

Concord Energy Incorporated and Subsidiaries

Consolidated Balance Sheet
- - --------------------------------------------------------------------------------

                                                  (Unaudited)       (Unaudited)
                                                   March 31          March 31
                                                      1996             1995
Assets

Current assets
   Cash and cash equivalents                      $  432,494        $   115,780
   Costs and estimated earnings in excess
     of billings on uncompleted contracts            363,937               -
   Accounts receivable, net of allowance for
     doubtful accounts of $67,490 and $0           1,555,707            205,377
   Receivable from stockholder                       106,636               -
   Receivable due from affiliated company            789,872            353,003
   Inventories                                     9,510,074               -
   Prepaid expenses and other assets                  89,355               -
                                                  -------------     -----------
       Total current assets                       12,848,076            674,160

Property, plant and equipment, net                 8,547,141          8,548,874
Note receivable                                    1,000,000               -
Bond issuance costs, net                             494,649            222,258
Other assets                                          50,012          2,125,000
                                                  -------------     -----------
       Total assets                               $22,939,877       $11,570,292
                                                  =============     ===========

Liabilities and Stockholders' Equity

Current liabilities
   Current portion of long-term debt              $ 1,168,750       $ 1,468,750
   Accounts payable                                 1,843,688           282,794
   Accrued expenses                                 1,233,118           200,827
   Payable due to Integrated, net                       -                  -
   Federal  income taxes payable                      122,282              -
                                                  -------------     -----------
       Total current liabilities                    4,367,838         1,952,371



Long term liabilities
   Notes payable                                    6,193,362         1,813,000
   Capital lease obligations                           46,673              -
                                                  -------------     -----------
     Total Long term liabilities                    6,240,035         1,813,000
                                                  -------------     -----------

Commitments and Contingencies

Stockholders' equity
   Preferred Stock, $.01 par value, 1,000  shares
     authorized, 0 shares issued and outstanding        -                  -
   Common stock, $.0001 par value,  20,000,000
     shares authorized,  4,444,350 and 11,464,268
    (pre-split) shares issued and outstanding             444             1,111
   Paid-In capital                                 15,783,886        11,546,768
   Accumulated deficit                             (3,452,325)       (3,742,958)
                                                  -------------     -----------
       Total stockholders' equity                  12,332,005         7,804,921
                                                  -------------     -----------
       Total liabilities and stockholders'
        equity                                    $22,939,877       $11,570,292
                                                  =============     ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statement of Operations
- - --------------------------------------------------------------------------------

                                    (Unaudited)               (Unaudited)                (Unaudited)               (Unaudited)
                                   Quarter Ended              Nine-Months               Quarter Ended              Nine-Months
                                     March 31,                 March 31,                   March 31,                March 31,
                                       1996                      1996                        1995                     1995
Revenue
  Oil sales                      $    140,397              $     417,475            $      217,636              $    636,577
  Gas sales                           168,565                    348,865                   102,161                   351,372
                                      -------                    -------                   -------                   -------
     Total oil and gas sales          308,962                    766,340                   319,797                   987,949

  Contract revenue                  2,340,260                  9,694,810                       -                         -
  Syndication sales and
    revenue interests                   -                        140,000                    243,125                   467,075
  Well operating income                13,916                     39,902                     16,925                    49,106
  Rental income                        37,367                     88,101                       -                         -
  Software Sales                        2,594                      2,594                       -                         -
                                        -----                      -----
     Total revenue                  2,703,100                 10,731,747                    579,847                 1,504,130

Costs and Operating Expenses
  Lease operating                     138,359                    507,641                    207,541                   588,938
  Cost of contract revenue          1,524,131                  6,005,281                       -                         -
  General and administrative:
    Management agreement              348,000                  1,044,000                    348,000                 1,044,000
    Other expenses                    579,084                  1,319,424                     96,430                   254,785
  Depreciation, depletion and
    amortization                       55,000                    326,044                    123,694                   371,903
                                       ------                    -------                    -------                   -------
     Total costs and operating
      expenses                      2,644,574                  9,202,391                    775,665                 2,259,626
                                    ---------                  ---------                    -------                 ---------
     Income (Loss) from Operations     58,526                  1,529,356                   (195,818)                 (755,496)
                                       ------                  ---------                   --------                  --------
     Other income (expense)
      Other  income                     1,778                     23,774                      2,583                     5,737
      Interest expense                (43,916)                  (704,059)                  (138,168)                 (272,597)
                                      -------                   --------                    -------                  --------
                                      (42,139)                  (680,284)                  (135,585)                 (266,860)
                                      -------                    -------                    -------                  --------
     Income (Loss) before income
       taxes                            16,387                   849,071                   (331,402)               (1,022,356)
                                        ------                   -------                   --------                ----------
         Income tax expense               -                         -                          -                         -
                                        ------                   -------                   --------                ----------
     Net Income (Loss)           $      16,387             $     849,071            $      (331,402)            $  (1,022,356)
                                 =============             =============            ===============             =============
Accumulated deficit, beginning
   of period                        (3,468,712)               (4,301,396)                (3,411,556)               (2,720,602)
                                 =============             =============            ===============             =============
Accumulated deficit, end
   of period                     $  (3,452,325)            $  (3,452,325)           $    (3,742,958)            $  (3,742,958)
                                 =============             =============            ===============             =============
      Income (Loss) per share    $        0.00             $        0.19            $         (0.07)            $       (0.23)






                                             The accompanying notes are an integral part
                                             if these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statement of Cash Flows
- - --------------------------------------------------------------------------------

                                                       (Unaudited)          (Unaudited)           (Unaudited)          (Unaudited)
                                                      Quarter Ended          Nine-Months         Quarter Ended          Nine-Months
                                                        March 31,             March 31,            March 31,             March 31,
                                                          1996                  1996                 1995                  1995

Cash flows from operating activities
    Net Income (loss)                                  $  16,387           $     849,071          $  (331,402)         $(1,022,356)
    Adjustments to reconcile net
     income/loss to net cash (used in)
     provided by operating activities:
     Depreciation, depletion and amortization             55,000                 326,044              123,694              371,903
     Other noncash transactions
     Decrease (Increase) in assets:
       Accounts receivable                             1,184,929                (859,150)              57,323               91,617
       Note receivable                                (1,000,000)             (1,000,000)                -                    -
       Costs and estimated earning in excess
         of billings on uncompleted contracts             369,092                 194,924                -                    -
       Receivable From Joint Venture                                                                                      (150,240)
       Receivable due from Stockholder                      8,441                  (3,017)               -
       Receivable due from affiliated company            (789,872)               (773,935)           (121,948)              11,542
       Inventories                                        320,830              (1,057,449)               -                    -
       Deferred taxes
       Other assets and liabilities                        38,459                 (17,648)               -                    -
     (Decrease)  Increase  in liabilities
       Accounts payable                                  (368,275)                985,153             (32,209)             (34,022)
       Accrued expenses                                    67,164                 728,382              54,566               70,729
       Federal income tax payable                           8,333                   2,184                -                    -
       Franchise tax payable                               10,000                  45,000               7,500               (6,000)
       Receivable due from/payable due
         to Integrated, net                              (259,052)               (594,685)               -                    -
                                                         --------                --------            --------             --------
       Net cash provided by (used in)
         operating activities                            (338,563)             (1,175,125)           (242,476)            (666,827)
                                                         --------              ----------            --------             --------
Cash flows from investing activities
    Purchase of propery, plant, oil and gas equipment,
         well workovers  and recompletions               (111,568)               (162,762)             (9,709)             (80,902)
    Acquisition of business, net of cash acquired        (897,280)               (897,280)           (500,000)            (500,000)
    Sale of oil and gas interests                            -                    477,332                -                  16,082
    Recapitalization costs
    Investment in Joint Venture                              -                       -                   -              (1,625,000)
    Other, net                                               -                       -                   -                    -
                                                       ----------                --------            --------           ----------
       Net cash (used in) provided by
         investing activities                          (1,008,848)               (582,710)           (509,709)          (2,189,820)
                                                       ----------                --------            --------           ----------
Cash flows from financing activities
       Net proceeds from bonds payable                       -                       -                275,000            2,228,242
       Net proceeds from note payable                     454,000               1,279,000            (425,000)             275,000
       Net proceeds from issuance of common stock            -                       -                   -                 250,000
       Net proceeds from sale of common stock           1,189,730               1,689,730                -                 313,000
       Net decrease in notes payable                      (93,938)             (1,036,188)            (68,750)            (160,417)
                                                          -------              ----------             -------             --------
       Net cash flows provided by (used in)
         financing activities                           1,549,792               1,932,542             (218,750)          2,905,825
                                                        ---------               ---------             --------           ---------
       Net increase (decrease) in cash and
         cash equivalents                                 202,381                 174,707             (970,935)             49,179
                                                          -------                 -------             --------              ------
Cash and cash equivalents at beginning of period          230,114                 257,788            1,086,715              66,601
                                                          -------                 -------            ---------              ------
Cash and cash equivalents at end of period             $  432,494          $      432,494         $    115,780         $   115,780
                                                       ==========          ==============         ============         ===========


                                             The accompanying notes are an integral part
                                             of these consolidated financial statements

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

1.   Organization,   Recapitalization,   and   Operations

     Concord Energy Incorporated (the "Company") is an oil and gas exploration and production company which also locates, designs, refurbishes and installs gas plants and gas processing equipment for customers in the natural gas industry. The Company also provides rentals of gas plants and gas processing equipment and provides services such as engineering, procurement, dismantling, reapplication and relocation of complete gas processing facilities. In addition, the Company has developed unique, proprietary software which is used to collect, process, analyze and transmit data relative to petroleum production and processing operations. The Company is headquartered in Bernardsville, New Jersey with substantially all of its oil and gas operations in East Texas and the Louisiana Gulf Coast. The Company's wholly-owned subsidiaries, Concord Operating, Inc. ("COI"), Knight Equipment and Manufacturing Corporation ("KEMCO"), and Integrated Petroleum Systems Corporation ("IPS") are located in Houston, Texas, Jourdanton, Texas, and Denver, Colorado, respectively.

     Concord Energy, Inc., (the Company's name prior to the recapitalization described below) was formed in June 1991 for the purpose of combining the net assets and operations of 166 previously independent oil and gas partnerships (the "Partnerships") and the net assets and operations of COI through an exchange of Partnership and COI net assets for common stock in Concord Energy, Inc. The exchange was accounted for at historical cost. Certain limited partners in the Partnerships which did not participate in the exchange were allocated net working interests in the properties previously held by the respective Partnerships.

     Prior to the exchange, the Partnerships were managed by Integrated Energy, Inc. ("Integrated") and Tucker Financial, Inc. ("Tucker") which were in the business of establishing and managing oil and gas limited partnerships. Subsequent to the exchange, Integrated continues to provide certain management and administrative services to the Company pursuant to a management agreement between the Company and Integrated. COI manages the production of Company-owned oil and gas properties.

     On May 19, 1993, Monoclonal International Technology, Inc. ("MITI") acquired all of the outstanding common stock of Concord Energy, Inc., with MITI as the acquirer (i.e. a reverse acquisition). In connection with the acquisition, MITI later changed its name to Concord Energy Incorporated, approved a 1 for 230 reverse split of its 127,784,100 shares of common stock and issued 10,556,077 shares of its common stock in exchange for all the outstanding common stock of Concord Energy, Inc. Historical stockholders equity has been retroactively restated for all periods presented in the

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

accompanying consolidated financial statements to account for the equivalent number of shares received in the acquisition totaling 11,111,660 shares, after giving effect to the difference in par value of Concord Energy, Inc. and MITI stock with the offset to paid-in capital. Costs incurred in connection with the recapitalization totaling $45,000 were recorded as a reduction in paid-in capital during 1993.

     In December 1995, the company effectuated a 1 for 5 reverse split of it's outstanding stock.


2.   Summary of Significant Accounting Policies

Principles of  consolidation

     The consolidated financial statements are comprised of the Company and its wholly-owned subsidiaries, Concord Energy, Inc., Concord Operating, Inc., and Knight Equipment & Manufacturing Corporation and its wholly-owned subsidiary, K & S Engineering, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.


Cash equivalents

     Cash and cash equivalents include all cash and highly liquid investments with original maturities of three months or less.


Inventories

     Inventories are stated at the lower of cost or market using the first-in first-out method. Inventory consists principally of gas plants, compressors, separators, supplies and repair parts utilized by the Company in conjunction with its design and refurbishing of gas plants and gas processing equipment.


Property, plant and equipment

     Property,   plant  and  equipment  is  stated  at  cost  less   accumulated
depreciation, depletion and amortization.

     The Company accounts for its oil and gas properties under the full cost method of accounting. Under the full cost method, all costs incurred in acquiring, exploring and developing oil and gas reserves are capitalized to the full cost pool. When oil and gas properties are sold, retired or otherwise disposed of, any applicable proceeds are

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

- - --------------------------------------------------------------------------------
credited to the full cost pool, with no gain or loss recognized, unless the sale would have a significant  impact on the relationship  between  capitalized costs and  proved  reserves.  Since all of its oil and gas  operations  are within the
United States, the Company utilizes one cost pool to account for its oil and gas properties.  Depreciation,  depletion and amortization of oil and gas properties is computed based on the  unit-of-production  method for the cost pool, based on estimates of proved reserves as determined by an independent reserve engineer.

     Other property, plant and equipment is recorded at cost less accumulated depreciation. Repairs and maintenance costs which do not extend the useful lives of the assets are expenses as incurred. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets which range from three to seven years, except for buildings and improvements which are depreciated over estimated useful lives ranging from 20 to 30 years.


Leases

     Leases which meet certain criteria evidencing substantive ownership by the company are capitalized and the related capital lease obligations are included in liabilities. Amortization and interest are charges to expense, with rent payments being treated as payments of the capital lease obligation. All other leases are accounted for as operating leases, with rent payments being charges to expense as incurred.


Deferred  financing and bond issuance  costs

     Costs incurred in conjunction with obtaining financing (including costs associated with the issuance of bonds) are amortized using the straight-line method over the term of the related financing agreement or bond.


Revenue recognition

Oil and gas sales

     Revenues from oil and gas sales are accrued as earned based on joint interest billings obtained from the well operator.

Contract revenue

     Revenues from construction contracts are recognized based on the percentage of completion method, measured on the basis of costs incurred to date to estimated total budgeted costs for each contract. Contract costs include all direct material and labor

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

costs, including those indirect labor and repair costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements are monitored on a periodic basis in order to determine if revisions to the income and cost estimates are necessary as a result of such changes. Revisions to the income and cost estimates, if any, are recognized in the period in which such revisions are determined to be necessary. Costs and earnings in excess of billings on uncompleted contracts represent an asset based on revenues recognized in excess of amounts billed to customers. Billings in excess of costs and earnings on uncompleted contracts are recorded as a liability and represent contracts for which billings to date exceed cumulative revenues recognized based on the percentage of completion method.

Syndication sales

     Under an agreement between the company and Integrated (see Note 12), the Company is entitled to receive 20% of all sales made by Integrated of syndicated retail partnerships. This revenue is recognized when earned.

Well operating income

     The Company, through its wholly owned subsidiary COI, manages and operates wells. The revenue generated from these services is recognized when earned.

Rental revenue

     The Company leases certain gas plants and separators to customers under short term leases which are accounted for as operating leases. At June 30, 1995, there are no significant future minimum rentals to be received under these noncancelable operating leases.


Income taxes

     The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon differences arising from the carrying of amounts of the Company's assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change in tax rates is enacted.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

Net income (loss) per share

     Net loss per share of common stock is based upon the number of shares of common stock outstanding (4,444,350) . The Company's common stock equivalents, which consist of outstanding warrants to purchase the Company's common stock, are not considered in the net income (loss) per share calculation since their effect is anti-dilutive.


3.   Business Combinations

     On May 7, 1995,  the  company  acquired  all of the issued and  outstanding shares of the common stock of KEMCO for $7,000,000 in a business combination accounted for under the purchase method of accounting. The acquisition was financed through 400,000 shares of the Company's common stock and $4,500,000 in cash. Financing for the cash portion of the purchase price was obtained primarily through the net proceeds from debt financing totaling approximately $3,700,000 and the net proceeds from the issuance of 260,000 shares of the Company's common stock totaling approximately $800,000. The results of operations of KEMCO and its wholly-owned subsidiary, K & S Engineering, Inc., subsequent to April 1, 1995, the date effective control of KEMCO transferred to the Company for financial reporting purposes, are included in these consolidated financial statements.

     On March 1, 1996 the Company acquired all of the issued and outstanding shares of the common stock of IPS for 600,000 shares of the Company's common stock.


4.   Accounts Receivable and Concentration of Credit Risk

     Accounts receivable represent amounts due from customers who are in the oil and gas business throughout North America. Fluctuations in market conditions impact the credit worthiness of these customers. The Company reviews the financial condition of purchasers and joint interest participants prior to signing sales or joint interest agreements. Payment terms are on a short-term basis and in accordance with industry standards.


5.   Notes Receivable

     On December 29, 1995, the Company completed a $1,600,000 gas processing equipment sale consisting of $600,000 cash and a $1,000,000 note receivable at an interest rate of 9% annually, due on March 29, 1997.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

6.   Property, Plant and Equipment, Net

     Significant components comprising property, plant and equipment at March 31 include the following:

                                              1996                    1995

Oil & gas properties:
      Leasehold costs                    $ 6,806,177             $  7,378,124
      Lease well & equipment               1,944,882                1,944,882
      Intangibles                          1,904,925                1,904,925
      Property, plant & equipment            945,431                  942,820
      Other                                   58,551                   58,551
                                          -----------             ------------
                                          11,659,966               12,229,302
                                          -----------             ------------

Other property, plant & equipment
      Land                                   159,913                    -
      Buildings & improvements               374,719                    -
      Machinery & equipment                  234,921                    -
      Vehicles                               218,769                    -
      Furniture, fixtures & software         163,633                   53,016
                                          -----------             ------------
                                           1,151,955                   53,016
                                          -----------             ------------

Accumulated depreciation,
depletion and amortization                (4,264,780)              (3,733,444)
                                          ------------            ------------

Property, plant and equipment, net       $ 8,547,141             $  8,548,874
                                          ------------            ------------


     Depreciation, depletion and amortization of oil and gas properties, and depreciation of other property, plant and equipment for the periods ended March 31 is as follows:

                                              1996                    1995

Oil and gas properties                      $236,044                $371,281
Other property, plant
and equipment                                 90,000                     621
                                             --------              ----------

                                             $326,044               $372,102
                                             --------              ----------

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

7.       Debt and Capital Lease Obligations

Debt
Long-term debt includes the following at March 31:
                                                                     1996


Bond  payable,  dated  May  1995,  with  interest
at 10% per  annum,  requiring semi-annual  interest
payments  through  maturity  on May 1, 1997.  The
bond is secured by the assets of KEMCO. As
additional consideration,  the Company issued
90,000 shares of common shares to the lender.                   $2,920,000



Secured notes  payable,  dated  December  1994,
with a face value of $2,500,000 issued at
$750,000  discount.  The notes bear
interest at 9% per annum with an
effective  interest  rate of 15% per annum.
Semi-annual  interest  payments  of $112,500 are
required through maturity in January 2010. The
notes are secured by certain gas plants and
equipment and a guarantee of the Company.                        1,760,263



Secured notes payable,  dated  September  1994,
with a face value of $1,400,000 issued at a
$604,500  discount.  The notes bear interest at
6% per annum payable semi-annually  with an
effective  interest  rate of 14.02%  per  annum.
Annual principal  payments of $140,000  are
required  beginning in August 2005 through
maturity in August  2009.  The notes are secured
by certain oil and gas property owned by the Company.              708,787

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

Acquisition  bridge financing  evidenced
by notes payable which bear interest at
12% per annum.  The interest and related
principal are due at various  maturity
dates through  November 1996.
Approximately  $530,000 of the notes at
September 30,  1995 are  secured  by a  personal
guarantee  from  Jerry  Swon,  the Chief
Executive Officer of the Company, who is also a
shareholder of the Company.                                        270,000

In July, 1995 issued $500,000 of 12% convertible
notes.  Upon maturity,  or any time prior thereto,
each $250,000 portion of the obligation is
convertible into additional shares of common stock.
The notes mature, one half each July 7,
1996 and August 7, 1996, respectively.                             500,000

On August 21, 1995, the Company issued $275,000
of 12% convertible  notes.  Upon maturity,  or
any  time  prior  thereto,  the  obligation  is
convertible  into additional shares of common
stock. The note matures on August 21, 1996.                        275,000

Unsecured notes payable, originally in the amount
of $450,000 bearing interest at 7% to 7.5% per annum.
Principal and interest are due at various dates
through fiscal 1996.                                               450,000

12% convertible notes,  dated October 1994,
convertible at maturity into shares of Company's
common stock.  $125,000 of these notes matured
and were  converted into 25,000  shares of the
Company's  common  stock.  Upon the  conversion,
an additional 3,000 shares of the Company's
common stock was issued  consideration for accrued
interest expense through the date of conversion
totaling  $15,000.  The remainder of the notes mature
in October 1996.  The notes are secured by certain oil
and gas property owned by the Company.                             125,000

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

Various convertible notes payable assumed from IPS which
have interest rates of 10% to 12%.                                     123,062

Various notes payable assumed from IPS which
have interest rates of 4.5% to 10%.                                    230,000
                                                                       -------

Total debt outstanding                                               7,362,112

Less: current portion                                                1,168,750
                                                                     ---------

Long-term debt                                                      $6,193,362
                                                                    ----------



Capital Lease Obligations

     In conjunction with its acquisition of KEMCO, the Company acquired certain leased equipment which is accounted for as capital leases. prior to the acquisition, the leases were prepaid at inception. Capital lease obligations recorded in the accompanying consolidated financial statements represent the present value of the lease purchase options which are exercisable at the end of the lease term in December 1997, discounted at an interest rate of 16%.



Capital lease obligations as of March 31, 1996 consist of the following:



Total future minimum lease payments due
in fiscal 1998                                                         $67,106
Less: amounts representing interest                                     20,433
                                                                       --------
Present value of minimum lease payments                                $46,673
                                                                       --------

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

8.       Commitments and Contingencies

Minimum Rental Commitments

     The Company has several noncancelable operating leases, primarily for office equipment, that expire over the next five years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance.

9.       Transactions with Related Parties

Related Party Ownership Interests

     Integrated and Tucker, which are owned by an officer and director of the Company, own 1.36% and 1.30%, respectively, of the Company's common stock as of March 31, 1996. Additionally, certain officers and directors of the Company, together with Integrated own or control 19.60% of the Company's common stock as of March 31, 1996.

Receivables from Related Parties/Affiliated Company

     Integrated and the Company have an agreement by which the associated receivables and payables may be netted. At March 31, 1996, the Company has a net receivable due from Integrated of $789,872. At March 31, 1995, the Company had a net receivable due from Integrated of $353,003.

     At March 31, 1996 The Company finalized a sale of gas processing and related equipment to Integrated for $550,000, which is included in the net receivable balance as of March 31, 1996. The Company's profit on the sale of these items is approximately $250,000.

     As part of its ongoing operations, the Company conducts business with Atascosa Electric Services ("AES"), an entity which is owned and controlled by Deral Knight, the president of KEMCO, who is also a stockholder of the Company. At March 31, 1996, the receivable due from stockholder (Deral Knight) and due from affiliated company (AES) were $106,636 and $0, respectively.

     Under the provisions of the agreement whereby the Company acquired Deral Knight's stock in KEMCO, Deral Knight has agreed to return to the Company, Concord Energy Incorporated common stock valued at $6.25 per shares to the extent that Deral Knight owed money to the Company at June 30, 1995. Accordingly, in liquidation of the receivable balance, approximately 17,062 shares of Company common stock issued to Deral Knight as part of the purchase price of his KEMCO stock have been returned to the Company.

Concord  Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

Notes Payable to Stockholders

     Notes payable to stockholders bear interest at rates ranging from 5 to 12% per annum which are generally payable in monthly installments through maturity. Interest expense incurred on these notes during fiscal 1995, 1994 and 1993 totals $42,661, $67,892 and $74,029, respectively. The notes mature at various dates through August 1996. Approximately $50,000 of the notes at December 31, 1995 are secured by future production of approximately 75,000 equivalent barrels of oil.


Management Agreement

     The Company and Integrated have entered into an agreement (the "Management Agreement") that requires Integrated to provide certain management, administrative and accounting services to the Company and certain subsidiaries for $116,000 per month through June 30, 1996. Subject to automatic extension under certian circumstances. The services provided by Integrated include the receipt of cash for oil and gas sales and the payment of operating and capital expenditures on behalf of the Company. In accordance with the original provisions of the Management Agreement, the Company is also entitled to 10% of all syndicated retail partnership gross sales made by Integrated. As additional consideration for the Management Agreement, Integrated assigned to the Company, effective June 1, 1991 through March 31, 1994, its revenue sharing in future program syndications. Effective March 31, 1994, the Management Agreement was modified to provide the Company with 20% of all syndicated retail partnership gross sales made by Integrated. During fiscal 1994, the Company sold to Integrated all of its revenue sharing interests which were earned under the Management Agreement, aggregating $363,266. Revenue interest income earned was also remitted to Integrated in connection with the sale. The proceeds from the sale were recorded as reduction of the Company's full-cost oil and gas properties pool. During the periods ended March 31, 1995 and 1996 the Company recorded income from Integrated as follows:


                                            1996                   1995

Syndication income                       $140,000                $459,000
Revenue interest income                      -                       -
Management fee income                        -                      8,075
                                          --------              ----------
                                         $140,000               $467,075
                                          ---------             ----------

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

Other Related Party Transactions

     The two automobiles held under capital lease are to be transferred to an officer and an employee of KEMCO upon the execution of the lease purchase options at the expiration of the lease terms.


10.      Events Subsequent to Date of Balance Sheet

     On April 3, 1996 the Company sold 103,800 shares of common stock in private transactions and realized net proceeds of $298,500.

     On April 29, 1996 the Company completed a private placement of convertible debt and realized net proceeds of $179,000. The face amount of the debt is $200,000 with a 3- year maturity and a 6% annual interest rate, payable quarterly.

     On May 10, 1996 the Company received a confirmation from a convertible note holder to the effect that it had elected to convert its $275,000 note to common stock at $3.00 per share.