Form 10KSB
period 1996-06-30
CONCORD ENERGY INC
filed 1996-12-03
CIK 796334

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _________________

                        Commission File Number 2-6806-NY

                           Concord Energy Incorporated
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                               22-2670198
--------------------------------------------------------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
 in corporation or organization)                 Identification No.)


1515 Simmons Street,  Jourdanton, TX                    78026
--------------------------------------------------------------------------------
      (Address of principal                           (Zip Code)
        executive offices)


                    Issuer's telephone number (210) 769-3955

         Securities registered under Section 12(b) of the Exchange Act:

                                      None


         Securities registered under Section 12(g) of the Exchange Act:

                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES __X__   NO____

Check if there is no disclosure of delinquent filers contained in this form in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its fiscal year ended June 30, 1996:          $10,828,209
                                                                    -----------
Aggregate market value of the voting stock held
by non-affiliates as of November 18, 1996:                          $13,921,062*
                                                                    -----------
Number of shares of common stock outstanding
as of November 18, 1996:                                              5,965,061

                      Documents incorporated by reference:

                                      NONE

Transitional small business disclosure format.

                                    YES____ NO __X__

----------------
* This valuation was arrived at by applying the $2.6875 per share bid quotation on November 18, 1996 on the NASDAQ Small Cap Market to the total of 5,179,930 shares held by non-affiliates

                                     PART I

ITEM 1  DESCRIPTION OF BUSINESS

A.  BUSINESS DEVELOPMENT

     Concord Energy Incorporated ( the "Company") was incorporated in the State of Delaware in 1985 under the name Monoclonal International Technology, Inc. ("Monoclonal"). In 1986 Monoclonal conducted a public offering of its securities and commenced its plans to engage in the research, development, production and marketing of biomedical research reagents. Monoclonal's planned operations did not materialize and it ceased research and development activities in 1989. In May 1993 Monoclonal entered into an agreement and plan of reorganization ("Agreement") with Concord Energy, Inc. a privately held Nevada corporation ("Concord").

     Pursuant to the terms of the Agreement, Monoclonal issued approximately 10,556,000 shares of its common stock in exchange for all outstanding shares of Concord and Concord became a subsidiary of Monoclonal. After giving effect to the transaction, the shareholders of Concord owned approximately 95% of the issued and outstanding stock of Monoclonal. Pursuant to the Agreement, Monoclonal changed its name to Concord Energy Incorporated and all of Monoclonal's prior officers and directors resigned. The existing officers and directors of Concord were then appointed as replacement officers and directors of the Company.

     In May of 1995 Knight Equipment and Manufacturing Corporation and its wholly-owned subsidiary K & S Engineering, Inc. ("KEMCO") were acquired by the Company. KEMCO locates, designs, refurbishes, and installs gas processing equipment for the natural gas industry worldwide.

     In March 1996, the Company acquired Integrated Petroleum Systems Corporation ("IPS"), which has developed a unique, proprietary software which is used to collect, process and transmit data relative to petroleum production and processing operations.

     The Company also owns an interest in approximately 75 oil and gas wells located primarily in Texas and Louisiana. The Company's wholly-owned subsidiary, Concord Operating, Inc., (COI), manages approximately 15 producing oil and gas wells. The remainder of the wells are operated by various nonrelated or affiliated companies. The Company's headquarters are located at 1515 Simmons Street, Jourdanton, Texas 78026.

     Concord Energy Incorporated including its wholly-owned subsidiaries KEMCO, Concord Energy, Inc., Concord Operating, Inc., and Integrated Petroleum System Corporation are collectively referred to herein as the "Company".

B.  BUSINESS OF ISSUER

     The Company is primarily a petroleum industry service company with emphasis on locating, designing, refurbishing and installing gas processing plants and equipment for the natural gas industry. In addition, the Company provides rentals of process equipment and services including engineering, procurement, dismantling, reapplication and relocation of complete gas processing facilities. The company also develops, installs and maintains its proprietary software, used to collect, process and transmit data. The Company has interests in approximately 75 wells which are located primarily in East Texas and the Louisiana Gulf Coast. The wells range in depth from 3,500 feet to 15,000 feet and produce oil and gas from formations which historically are known to have quality reserves.

     In June 1996 the Company's headquarters relocated from Bernardsville, New Jersey to Jourdanton, Texas where the Company's subsidiary, KEMCO, has its offices and manufacturing facilities. The Company's exploration and operating office relocated from Houston, to Jourdanton, Texas in June 1996. Prior to the acquisition of KEMCO, the Company's revenues were primarily derived from the sale of oil and gas. KEMCO's revenues from April 1, 1995 (the effective date of the KEMCO acquisition) are included in the Company's financial statements for the year ended June 30, 1995 and contributed approximately 41% of the Company's revenue. KEMCO accounted for approximately 87% of the Company's revenues for the year ended June 30, 1996.

     Approximately 5%, 26% and 42% of the Company's revenues during the years ended June 30, 1996, 1995 and 1994, respectively, were from the sale of crude oil.

     Natural gas sales represented approximately 6%, 14% and 31% of the Company's revenues during the 1996, 1995 and 1994 fiscal years, respectively.

     Revenue derived from syndication sales by Integrated Energy Incorporated (Integrated) and related revenue interests accounted for approximately 1%, 17% and 23% of total revenues during fiscal 1996, 1995 and 1994, respectively (see
Item 12). Revenue from well operating activities represented approximately 1%, 2% and 4% of total 1996, 1995 and 1994 revenues, respectively.

C.  BUSINESS STRATEGY

     The Company is committed to a strategy which emphasizes growth in oil and gas service industry. Pursuant to this strategy the Company acquired KEMCO in May of 1995 and IPS in March 1996. The Company intends to continue to expand KEMCO's manufacturing operations by commencing the manufacturing of new equipment as well as expanding KEMCO's rental, leasing and operating of processing equipment and complete gas processing plants and by developing processing operation services. The Company intends to continue to develop and expand the marketing of its proprietary software through the Company's wholly-owned subsidiary IPS. COI, a wholly-owned subsidiary of the Company, manages the Company's field oil and gas production operations. By utilizing COI's operating capabilities, the Company has the ability to efficiently manage the production of its wells at lower overhead and operating expenses, compared to wells operated by other non-related operators.

D.  EQUIPMENT AND MANUFACTURING OPERATIONS

     The equipment and manufacturing activities of the Company consist of locating, designing, refurbishing and installing predominately natural gas processing equipment. The Company also provides rentals of gas processing equipment and services including engineering, procurement, dismantling and moving and erecting of gas processing equipment at new locations. The Company maintains most of its equipment inventory at its facilities in Jourdanton, Texas. These facilities include construction and storage areas, mechanical, machine, and metal workshops as well as engineering and administrative offices. Within the Jourdanton facilities is a sandblasting area approved by the Texas Natural Resource Conservation Commission ("TNRCC"), and registered for abrasive cleaning. KEMCO is authorized by the National Board of Boiler and Pressure Vessel Inspectors for repair and registration of "U" stamped vessels and is certified by the American Society of Mechanical Engineers ("ASME") for the construction of new "U" stamped pressure vessels. KEMCO maintains an inventory of gas processing equipment and complete gas plants and miscellaneous parts, such as vessels, valves, pipe, fittings and electrical components which are needed to complete refurbishing projects. KEMCO's equipment inventory is available for sale on an "As-Is, Where-Is" basis, or can be redesigned and refurbished to meet a customer's specific needs.

E.  EXPLORATION AND PRODUCTION OPERATIONS

     The exploration and production activities of the Company consist of the geological and geographical evaluation of prospective oil and gas properties, the acquisition of oil and gas leases or other interests in prospects and the development and operation of properties for the production and sale of oil and gas. The Company generates most of its projects through outside independent consultants. The Company conducts its development and production operations primarily in East Texas and the Louisiana Gulf Coast.

     The majority of the Company's natural gas is marketed through third party operators. The majority of the Company's crude oil production is sold under short term contracts at current posted prices for each geographic region.

     The following summarizes certain of the Company's major prospects:

THE KILGORE WATERFLOOD PROJECT

     A waterflood is an enhanced oil recovery method in which water is injected into an oil rich reservoir through injection wells. The injected water "pushes" or "sweeps" the oil toward a select pattern of collector or producer wells. The Kilgore Field is in excess of 400 acres in size and has one water injection well and nine producing wells. Water injection commenced in September 1993 and oil production commenced in November 1993. The Kilgore Field is currently producing approximately 20 barrels per day and test results from core samples, engineering data, geological mapping and independent engineer reports, indicate that there are approximately 1,500,000 gross barrels, in which the Company's interest is approximately 1,080,000 barrels.

THE HESTER FIELD PROJECT

     The Hester Field Project (the "Hester Field") is located in St. James Parish, Louisiana. The producing formation present in the Hester Field is the D-3 sand reservoir. To date the field has produced approximately 315,000 barrels of oil. The Hester Field oil reservoir is approximately 140 acres in size and has very distinct geological boundaries. The Hester Field is currently producing approximately 65 BOPD and bottom hole pressure tests indicate recoverable reserves from the existing wells to be approximately 219,000 gross barrels of oil. By drilling an additional well, approximately another 238,000 gross barrels of oil could potentially be recovered. The Company's share of the Hester Field is approximately 34%.

F.  SOFTWARE DEVELOPMENT, SALES,  AND INSTALLATION OPERATIONS

     The Company's wholly owed subsidiary IPS has developed computer software to gather and process production data of oil and gas wells more efficiently in the field and transmit the data to the home office of an oil or gas development company, The software operates on conventional PC platforms and special hand-held computers. The information collected at the well can be imported directly into the accounting systems typically used by the petroleum industry. The Company's proprietary software system is called APEXTM (for "Analysis and Production Express") and allows companies to: (1) reduce field personnel and clerical support; (2) increase productivity and operating efficiency in the field; (3) gain access to well test and production data every 24 hours; (4) improve the quality and accuracy of the client's central data base by eliminating errors resulting from manually performed calculations and copying from form to form; and (5) easily generate reports involving all types of production data.

G. EMPLOYEES

     Prior to July 1, 1996, the Company's management, administrative and internal accounting functions were fulfilled by Integrated personnel under a management agreement, (see Item 12, Certain Relationships and Related Party Transactions), with the exception of KEMCO and IPS. KEMCO and IPS's employees are compensated directly. Effective July 1, 1996 the management agreement between Company and Integrated terminated. The Company now pays its general and administrative and all other costs directly.

     KEMCO has an average full-time work force of approximately 60 employees in addition to approximately 20 independent contractors who perform various technical services. The employees include engineers, yard supervisors, field supervisors, laborers, technical personnel and field installation and start-up specialists. KEMCO has eight administrative employees including its management. IPS employs six people; one supervising all sales and general management, one administrative, and four programmers.

H. COMPETITION

     Competition in the oil and gas industry is intense. The Company encounters competition from numerous gas processing equipment service companies; however, the Company believes that few of its competitors offer the complete range of services provided by the Company.

     There are numerous oil and gas companies engaged in drilling and income programs, partnerships and other joint ventures which offer competition for oil and gas development. Many of these companies are large, well-established entities with substantially larger operating staffs and greater capital resources than the Company. In addition, many of such companies have engaged in the manufacturing and energy businesses for a much longer period than the Company.

I. REGULATIONS

     The oil and gas exploration, production and service industry is extensively regulated by federal, state and local authorities. Legislation and regulation affecting the industry are under constant review for amendment or expansion, raising the possibilities of changes that may adversely affect the Company in areas such as pricing and marketing of services, equipment and oil and gas production. Substantial penalties may be assessed for noncompliance with various applicable statutes and regulations and the overall regulatory burden on the industry increases the cost of doing business, thereby reducing profits. Federal legislation and regulatory control generally affect the oil and gas produced by the Company and the manner in which such products are marketed, sold and transported.

     The Company is required to meet all the Occupational Safety and Health Administration ("OSHA") regulations as well as those issued by Texas Workman's Compensation; Labor laws, sales tax, ASME Codes, Electrical codes, fire regulations, etc. In accordance with these regulations, KEMCO requires each of its employees to signify receipt, understanding and acceptance of KEMCO's "CODE OF ETHICS - EMPLOYEE HANDBOOK SAFETY MANUAL". All contractors who perform services for KEMCO must also signify their compliance with these regulations. In an attempt to prevent such hazards, KEMCO maintains extensive safety and training programs. The Company is required to comply with numerous state and local regulations affecting different aspects of the oil and gas drilling and production activities including the drilling of wells, the spacing of wells, the utilization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration.

     Moreover, various federal, state and local laws and regulations cover the discharge of materials into the environment or otherwise relate to the protection of the environment. These regulations may affect the Company's cost of operations. It is not anticipated that the Company will be required in the near future to expend amounts of money in relation to its total capital expenditure program by reason of environmental laws or regulations. However, since such laws and regulations are frequently changed, the Company cannot predict the ultimate cost of compliance therewith.

J. INDUSTRY RISKS

     The Company's equipment and manufacturing operations are subject to all the hazards and risks normally incident to manufacturing and working with heavy equipment. Employer's liability, performance liability and comprehensive general liability insurance coverage in the aggregate amount of $10,000,000 is maintained.

     The Company's oil and gas operations are subject to all of the operating hazards and risks normally incident to drilling and production of oil and gas, such as explosions, encountering formations with abnormal pressure, blowouts, cratering and oil spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and loss of life. Such hazards can also severely damage or destroy equipment, subsurface structures, surrounding areas or property of others. The Company maintains insurance coverage in the aggregate amount of $2,000,000, including physical damage on certain risks, employer's liability and comprehensive general liability.

     The Company believes that it's insurance coverage is adequate and customary for Companies of a similar size engaged in operations comparable to those of the

Company. The Company also requires that all third party contract services carry insurance which meets the Company's requirements.

     However, there can be no assurance that losses will not occur from uninsurable risks or in amounts in excess of existing coverage. The Company does not carry business interruption insurance due to the prohibitive cost. The occurrence of any event that is not fully covered by insurance could have an adverse impact upon the Company's financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTIES

A. KEMCO PROPERTIES

     KEMCO's facilities in Jourdanton Texas include a main yard of approximately 5 acres. Within the main yard are: an administrative office building of approximately 4,000 square feet, a warehouse and purchasing office building of approximately 6,000 square feet, a mechanical workshop building of approximately 10,000 square feet, and instrument and valve storage and repair building of approximately 12,000 square feet. Across from KEMCO's main yard, the Company owns a 6,000 square foot building which is utilized by KEMCO's engineering department.

     KEMCO's two other yards in Jourdanton, Texas are a 7 acre laydown and dismantling yard and a 20 acre sandblasting, painting and storage yard. Both of these yards are in close proximity to the main yard.

B. IPS PROPERTIES

     IPS leases 2,700 square feet of office space at 8480 East Orchard Road, Suite 4350, Englewood, Colorado 80111.

C. OIL AND GAS PROPERTIES

     The Company has an ownership interest in approximately 75 producing wells primarily located in East Texas and the Louisiana Gulf Coast, of which it manages approximately 15 of said wells.

   PROVED OIL AND GAS RESERVES

     The following table sets forth estimates of proved developed and proved undeveloped oil and gas reserves and the present value of estimated future net revenues attributable to such reserves, based on the assumptions that oil and gas prices, and operating costs will remain fixed at year end levels. The present value of the estimated future net revenues for proved oil and gas reserves on the dates indicated below was computed by discounting the aggregate future net revenues by 10% per year. The present value does not represent the fair market value of such reserves. For the years ending June 30, 1996, 1995 and 1994, this information is based upon the reserve reports prepared by Harris
Engineering Services of Houston, Texas. Proved reserves are the estimated quantities of oil, gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimation of reserves requires substantial judgment on the part of petroleum engineers sometimes resulting in imprecise determinations, particularly with respect to new discoveries. The accuracy of any reserve estimate depends on the quality of available data, engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may result in revisions of any such estimate. Accordingly, estimates of reserves are often materially different from the quantities of oil and gas that are ultimately recovered and such estimates will change as future production and development information becomes available. The reserve data represents estimates only and should not be construed as being exact.

         Estimates of proved reserves at June 30, 1996 have not been previously filed by the Company with or included in reports to any federal authority or agency.

                                                                      June 30,
                                                   ----------------------------------------------
                                                       1996             1995             1994
                                                    ---------       ----------       ------------
Estimated proved developed
  and proved undeveloped oil
  and gas reserves:

       Oil (Bbls)                                    1,840,834        1,748,260         2,053,247
       Gas (Mcf)                                     1,616,990        2,369,230         2,185,352
       EQB*                                          2,110,332        2,143,130         2,417,471
Present value of future net reserves               $21,529,556      $17,581,610       $21,467,268
Present value of future net reserves
  discounted at 10%                                $12,390,060      $10,340,158       $12,565,490

Estimated proved developed oil and gas reserves:

       Oil (Bbls)                                      375,061          435,915           691,511
       Gas (Mcf)                                       924,019        1,026,085         1,544,510
       EQB                                             529,064          606,929           948,929
Present value of future net reserves               $ 4,326,975      $ 4,295,220       $ 7,233,884
Present value of future net reserves
  discounted at 10%                                $ 2,979,752      $ 2,702,211       $ 4,611,568

---------------
* Equivalent barrels (Mcf of gas is converted to equivalent barrels by dividing by 6)

The present value of future net reserves as stated above is determined by using the Securities and Exchange Commission Regulations which include constant prices of oil and gas as of the end of the fiscal year. PRODUCTIVE WELLS, DEVELOPED AND UNDEVELOPED ACREAGE AND DRILLING ACTIVITY ACREAGE The following tables set forth the Company's developed acreage and productive wells as of June 30, 1996, 1995 and 1994. "Gross" refers to total acres or wells in which the Company has a working interest and "Net" refers to gross acres or wells multiplied by the percentage of working interest owned by the Company.

                                    DEVELOPED ACREAGE
                                   -------------------
                                    GROSS         NET
                                    -----         ---
                      1996          8,160        1,377

                      1995         11,120        2,075

                      1994         13,560        2,723


                                PRODUCTIVE WELLS

                               OIL                                            GAS
           ----------------------------------------     -------------------------------------------
            Gross      Net       Gross       Net         Gross      Net        Gross         Net
            Number    Number   Developed  Developed      Number    Number    Developed    Developed
           of Wells  of Wells   Acreage    Acreage      of Wells  of Wells    Acreage      Acreage
           --------  --------   -------    -------      --------  --------    -------      -------
1996         59         16       4,080       915           18        3         4,080         462

1995         98         25       5,920     1,482           26        4         5,200         593

1994        122         34       7,520     2,094           29        4         6,040         629

     At June 30, 1996, the Company owned the rights to 1,094 gross (792 net) undeveloped acres, all of which are located in the United States. The following table sets forth the states in which such acreage is located and the number of gross and net acres:

STATE                            GROSS ACRES                NET ACRES
-----                            -----------                ---------
Texas                                614                        440
Louisiana                            480                        352
                                 ----------                   -------
Total                              1,094                        792
                                 ==========                   =======

     During the last three years, the Company did not drill or participate in the drilling of any exploratory and development wells1:

PRODUCTION, UNIT PRICES AND COSTS

     The following sets forth the production and average unit prices and costs for the years ended June 30, 1996, 1995 and 1994:

                                                 YEAR ENDED JUNE 30,
                                      ----------------------------------------
                                        1996             1995            1994
                                        ----             ----            ----
Production:
Oil and condensate (Bbls)              32,815           51,257          67,280
Gas (Mcf)                             302,583          295,626         379,859

Average sales price:
Oil and condensate (per Bbl)           $17.71           $16.77          $14.85
Gas (per Mcf)                           $2.06            $1.51           $1.95
Average production costs
per EQB*                                $7.68            $7.43           $8.46

--------------
1 A majority of the Company's activities since inception have consisted of upgrading service equipment and production facilities and conducting workovers and recompletions.

* Production costs include lease operating expenses, production taxes and expensed workovers.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 15, 1996, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company. However, the Company, together with Integrated, Jerry Swon and Bruce Deichl, has been named as a defendant in a lawsuit commenced by three investors in two oil and gas partnerships sponsored by Integrated, in the Court of Common Pleas in Philadelphia, Pennsylvania. The plaintiffs allege in essence that they were induced to participate in the partnerships by false representations concerning the safety and earnings potential of the well properties. They are seeking recovery of their investment which exceeded $3 million. The Company had no dealings whatever with the plaintiffs, and its sole link to the operative facts is that the Company received 10% of invested funds under its management agreement with Integrated. Plaintiffs are urging that all defendants must be viewed as intertwined because of the control allegedly exercised at the time by Messrs. Swon and Deichl. In the view of Company counsel, plaintiffs' theory that the Company is indistinguishable from its co-defendants lacks merit. Accordingly, based on an assessment of its exposure in the suit, the Company has concluded that the lawsuit is not material to its financial condition and need not be disclosed here. At present, motions seeking dismissal of the case for lack of jurisdiction in Pennsylvania are pending before the Philadelphia court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Company's annual meeting of shareholders on August 9, 1996 the following matter was submitted to security holders for vote:

     1) To elect a board of five directors

        The following five individuals were elected and received the following votes:

        INDIVIDUAL NAME           VOTES FOR            VOTES WITHHELD
        ---------------           ---------            --------------
        Jerry Swon                3,815,360                 10,954
        Deral Knight              3,815,357                 10,957
        Barry Laidlaw             3,806,883                 19,431
        Paul Chernis              3,806,983                 19,331
        Dr. Neal Glass            3,811,775                 14,539


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Trading in the Company's common stock is currently reported on the NASDAQ Small Cap Market under the symbol CODE. The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated. The Company's common stock was not listed on the NASDAQ Small Cap Market until January, 1996. Thus, prices prior to that date are based on trading on the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. ("Bulletin Board") under symbol CCNG.

     The following price information has been adjusted to reflect the Company's December 1995 one for five reverse split.

                                    HIGH BID                  LOW BID
                                    --------                  -------
          June 30, 1993               6 1/4                    3 3/4
          Sept.  30, 1993            12 1/2                    4 3/8
          Dec. 31, 1993              13 1/8                   11 7/8
          Mar 31, 1994               12 1/2                   10
          June 30, 1994               9 3/8                    5
          Sept. 30, 1994            10 5/16                    5 5/8
          Dec. 31, 1994              9 1/16                    3 1/8
          Mar. 31, 1995               6 1/4                    1 7/8
          June 30, 1995              11 1/4                    3 3/4
          Sept. 30, 1995              6 1/4                    3 1/8
          Dec. 31, 1995              5 5/16                    3 1/4
          Mar. 31, 1996               6                        3 3/4
          June 30, 1996               4 3/8                    3 1/4
          Nov. 18, 1996             2 11/16

     The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions. Such quotations do not necessarily represent actual transactions.

     APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     As of November 18, 1996, the approximate number of shareholders of record of the Company's common stock was 530. That number was determined from the Company's transfer agent's list of shareholders and does not include beneficial owners of the Company's common stock whose shares are held in the names of various dealers and clearing agents.

     DIVIDENDS

     The Company has never paid any dividends, whether cash or property, on its securities. For the foreseeable future it is anticipated that any earnings which may be generated from operations of the Company will be used to finance the growth of the Company and that dividends will not be paid to stockholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following should be read in conjunction with the summary financial data and the Company's consolidated financial statements and related notes thereto appearing elsewhere in this report. The financial data and information contained in this report for fiscal 1996, 1995 and 1994 respectively, reflect financial information for KEMCO for the period of April 1, 1995 through June 30, 1996, and IPS for the period March 1, through June 30, 1996 only.

GENERAL OPERATIONS

     In May 1993, Monoclonal consummated an Agreement and Plan of Reorganization ("Agreement") with Concord pursuant to which it entered into oil and gas industry (see "Description of Business - Business Development"). Under the Agreement, Monoclonal changed its name to Concord Energy Incorporated (referred to herein as the "Company") and became the parent of Concord, that owns interests in approximately 75 oil and gas wells which are located primarily in East Texas and the Louisiana Gulf Coast. In June 1991 Concord was formed to effectuate a consolidation of approximately 166 oil and gas partnerships. Following Monoclonal's acquisition of Concord, the Company changed its fiscal year end to June 30.

     In  May  1995,  the  Company  acquired  KEMCO,   which  locates,   designs,
refurbishes, and installs gas processing plants for the natural gas industry. The effective date of the acquisition was April 1, 1995.

     In March 1996, the Company acquired IPS, which has developed a unique, proprietary software which is used to collect, process and transmit data relative to petroleum production and processing operations.

     RESULTS OF OPERATIONS

     COMPARISON OF 1996 TO 1995:

     Historically, the Company's revenue was generated primarily through the sale of oil and gas. With the acquisition of KEMCO, effective April 1, 1995, approximately 87% of the Company's revenue for the fiscal year ending June 30, 1996 was generated by KEMCO. During the year ending June 30, 1996, the Company reported total revenue of $10,828,209 representing an increase of $7,555,002 or approximately 230% from the prior fiscal year. The Company reported contract revenue during fiscal 1996 of $9,285,939 representing an increase of $7,973,546 or approximately 608% from the prior fiscal year, which accounts for the majority of the net increase in total revenue from fiscal 1995 to 1996. This increase is attributable to the fact that in fiscal 1996, KEMCO's revenues are included for a full year.

     Oil sales during fiscal 1996 decreased by $278,200 or approximately 32% from the prior fiscal year. This decrease was primarily attributable to a reduction in production volumes due to normal production decline of wells and the cessation of operations of certain unprofitable wells, partially offset by the increase of approximately $.94 in the average price per barrel received by the Company. During fiscal 1996, gas sales increased by $176,870, or approximately 40% from the prior fiscal year. This increase was primarily related to an increase of approximately $.55 in the average price per Mcf of gas received by the Company.

     Syndication sales and revenue interest income during fiscal 1996 were $140,000, which represents a decrease of $412,490, or approximately 75% below the prior fiscal year. During fiscal 1996, well operating income decreased by $13,510 or approximately 21% from the prior fiscal year. This decrease is primarily due to shutting down certain uneconomical wells for which COI had been the operator.

     Total costs and expenses during fiscal 1996 were $16,491,510 as compared to $4,568,661 in fiscal 1995. The increase of $11,922,849 or approximately 261% is primarily the result of an increase in the cost of KEMCO's contract revenue of $7,157,227 or approximately 658% from the prior fiscal year. Fiscal 1995 included KEMCO's cost of contract revenue for the period of April 1, 1995 through June 30, 1996. The increase in cost of contract revenue is primarily the result of it's inclusion for an entire year.

     Included in the cost of contract revenue in fiscal 1996, was a Project Audit settlement. This audit resulted in a $521,500 balance due to a Customer and represents additional costs previously incurred by the customer. In March 1996, KEMCO agreed to reimburse the customer, and no reserve for such expense had been established. Additionally, a restatement of inventory was recorded in the amount of a $3,043,055 reduction. This was the result of a retail fair market value being booked at the time of the KEMCO acquisition rather than a wholesale value with the balance being charged to goodwill. Current management has determined that the allocated costs were in error and has chosen to take this one time adjustment to more accurately reflect the operations of the Company.

     Lease operating expenses during fiscal 1996 decreased by $107,732 or approximately 14% from the prior fiscal year. Lease operating expenses as a percentage of total oil and gas sales were 53% in fiscal 1996, compared to 57% in fiscal 1995. This decrease is primarily due to the cessation of uneconomical wells as stated above.

     Total general and administrative expenses during fiscal 1996 increased by $1,799,530 or approximately 84% to $3,940,856. Under the terms of the Company's management agreement with Integrated, $1,392,000 remained constant from the prior fiscal year. General and administrative costs during the fiscal 1996 of $1,284,179 are associated with the KEMCO operations. In fiscal 1995, general and administrative expenses for KEMCO were $318,827. The increase in KEMCO's general and administrative expense of $965,352 or approximately 303% is primarily the result of its inclusion for the entire 1996 year. The Company's general and administrative expense for fiscal 1996 also include costs of $208,039 related to the newly acquired subsidiary IPS for the period of March 1 through June 30, 1996. Additionally, included in the general and administrative expenses during fiscal 1996 is a one time charge of $150,000 for expenses which represent costs incurred by Integrated which had not been previously charged to the Company.

     Depreciation, depletion and amortization expense during fiscal 1996 increased by $30,769 or approximately 5%, compared to the prior fiscal year. This increase is primarily the result of the inclusion for an entire year of KEMCO's depreciation, depletion and amortization expense partially offset by a decrease in oil and gas production volume as previously discussed.

     Interest expense during fiscal 1996 increased by $878,631 to $1,199,949. The increase is primarily due to interest charges for short and long term debt associated with inventory acquisitions for KEMCO, and associated with the acquisition cost of KEMCO.

     COMPARISON OF 1995 TO 1994:

     Historically, the Company's revenue was generated primarily through the sale of oil and gas. With the acquisition of KEMCO, effective April 1, 1995, approximately 40% of the Company's total revenue for the fiscal year ending June 30, 1995 was generated from KEMCO's contract revenues. Also during the year ending June 30, 1995, the Company reported total revenue of $3,273,207 representing an increase of $904,953 or approximately 38% from the prior fiscal year. The Company reported contract revenue during fiscal 1995 of $1,312,393, which accounts for the increase in total revenue from fiscal 1994 to 1995.

     Oil sales during fiscal 1995 decreased by $139,623 or approximately 14% from the prior fiscal year. This decrease was primarily attributable to a reduction in production volumes due to normal production decline of wells and the cessation of operations of certain unprofitable wells, partially offset by the increase in the price per barrel received by the Company. During fiscal 1995, gas sales declined by $294,229, or approximately 40% from the prior fiscal year. This decrease was primarily related to a reduction in the production volume caused by the same factors that contributed to the reduction in oil production volumes as noted above, combined with a decrease of approximately 23% in the price per Mcf of gas received by the Company.

     Syndication sales and revenue interests income during fiscal 1995 were $552,490, which represents an increase of $19,416, or approximately 4% from the prior fiscal year.

     During fiscal 1995, well operating income decreased by $31,513 or approximately 33% from the prior fiscal year. This decrease is primarily due to shutting down of certain unprofitable and uneconomical wells for which COI had been the operator.

     Total costs and expenses during fiscal 1995 were $4,568,661 as compared to $3,428,644 in fiscal 1994. The increase of $1,140,017 or approximately 33% is primarily the result of inclusion of the cost of contract revenue of $1,087,163 from KEMCO. Lease operating expenses during fiscal 1995 decreased by $357,679 or approximately 32% from the prior fiscal year. Lease operating expenses as a percentage of total oil and gas sales were 57% in fiscal 1995, compared to 64% in fiscal 1994. This decrease is primarily due to the ceasing of uneconomical wells as stated above.

     Total general and administrative expenses during fiscal 1995 increased by $454,290 to $2,141,326. Under the terms of the Company's management agreement with Integrated, $1,392,000 remained constant from the prior fiscal year. General and administrative costs associated with the newly acquired subsidiary KEMCO were responsible for a majority of the increase approximately 26% from the prior fiscal year.

     Depreciation,   depletion  and  amortization  expense  during  fiscal  1995 decreased by $43,757 or approximately 7%, compared to the prior fiscal year due to the decrease in oil and gas production volume as previously discussed.

     Interest expense during fiscal 1995 increased by $253,426 to $321,318. The increase is primarily due to interest charges for short and long term debt associated with inventory acquisitions and the acquisition cost of KEMCO.

     LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996 and 1995, the Company had working capital of $1,193,748 and $6,604,297, respectively, resulting in a decrease of $5,410,549. This decrease in 1996 is primarily the result of to the combination of the reclassification of $3,145,000 from long term debt to short term debt and the inventory restatement of $3,043,055 previously discussed, and the addition of $340,196 of short term debt acquired with IPS, partially offset by a net increase in cash and accounts receivable of $1,473,300.

     During fiscal 1996, cash used in operating activities was $3,212,404 representing an increase of $2,236,830 or approximately 229% from fiscal year 1995. This increase primarily resulted from the combination of the increased interest expenses, reduction in production revenues as previously discussed, the inclusion of IPS for the period of March 1 through June 30, 1996, the increased general and administrative expenses incurred in fiscal 1996 as well as payout of $217,000 of the $521,500 previously discussed. The Company is presently negotiating the extension of two of obligations with maturities in February 1997 and May 1997 of $600,000 and $2,920,000, respectively.

     At June 30, 1996 KEMCO had work in progress with $397,369 in revenues remaining to be earned. Through November 18, 1996 KEMCO obtained commitments for additional contracts with future revenues of $6,733,225 with a total backlog at November 18, 1996 of $7,130,594.

     CAPITAL EXPENDITURES AND COMMITMENTS

     During fiscal 1996, the Company completed the acquisition of IPS for the issuance of 600,000 shares (post split) of the Company's common stock valued at

$3.00 per share, a commitment to fund working capital of $550,000, assumption of $350,196 additional notes and $300,000 repayment of debt to Integrated, a related party.

     IPS's president, Richard Barden, continues to serve as IPS's president pursuant to a 9 year employment agreement, which expires in December 2000.

     During fiscal 1995, the Company completed the acquisition of KEMCO for the issuance of 400,000 shares (post split) of the Company's common stock valued at $6.25 per share, and a cash payment of $4,500,000 to KEMCO's former stockholders. The funds used to make the cash payment were obtained through the issuance of short term and long term notes and the sale of 260,000 shares of the Company's common stock. Two of the short term notes had been personally guaranteed by the Company's former Chairman of the Board of Directors, President and CEO, Jerry Swon. KEMCO's former principal stockholder, Deral Knight, continues to serve as KEMCO's President pursuant to a five-year employment agreement, which expires in May 2000.

     During fiscal 1996 and 1995, the Company invested $149,581 and $56,482 , respectively, in oil and gas activities including acquisition of producing properties, surface equipment and production facility upgrades, capitalized well workovers and recompletions. The majority of these capital expenditures were funded through the issuance of 42,500 shares of the Company's common stock in fiscal 1996.

     During fiscal 1996 the Company incurred additional capital expenditures of $317,761. These capital expenditures were primarily for equipment and the purchase and renovation of a building acquired in November 1995. The building is located across from KEMCO's main yard and was required to consolidate and expand KEMCO's engineering staff. The total cost of the building and its renovations were $85,844.

     Based upon the current level of operations, the Company believes that cash flow from future operations will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments through June 30, 1997. However, various contingencies including, but not limited to, those items previously discussed in the Industry Risk Section of this report would, if they materialize, have a material adverse effect on the Company's cash flow and could force the Company to revise its planned capital expenditures or to raise money through stock issuance or to borrow additional funds.

                             SUMMARY FINANCIAL DATA

                                                 YEAR ENDED JUNE 30,
                                    -------------------------------------------
OPERATING DATA                           1996           1995           1994
                                         ----           ----           ----
Total oil and gas sales              $ 1,203,559     $ 1,304,889    $ 1,738,741
Contract revenue                       9,285,939       1,312,393           --
Total revenue                         10,828,209       3,273,207      2,368,254
Loss from operations                  (5,663,301)     (1,295,454)    (1,060,390)
Net loss                              (6,807,293)     (1,580,793)    (1,125,982)
Net loss per share                         (1.97)           (.67)          (.51)

                                                      JUNE, 30
                                    -------------------------------------------
BALANCE SHEET DATA                      1996            1995           1994
                                    ------------    ------------    -----------
Total current assets                 $ 8,613,615     $10,147,608     $  577,900
Total assets                          20,114,991      19,834,512      9,433,857
Working capital (deficit)              1,193,748       6,604,297       (147,931)
Notes payable, long term debt
  and capital lease obligations        7,428,361       7,124,468        466,667
Total liabilities                     10,045,905       9,199,029        919,580
Total stockholders' equity            10,069,086      10,635,483      8,514,276

     All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and objectives of management for future operations are forward-looking statements that involve risks and uncertainties. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are made in reliance on the "safe harbor" protection provided under the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from the Company's expectations include, among others, the following: (i) market dynamics, (ii) regulatory changes, (iii) competition and other economic conditions.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements are filed with this report, beginning on page F-1:

                                                                          Page
                                                                          ----
Report of  Independent Accountants ......................................  F-1
Report of Former Independent Accountants ................................  F-2
Consolidated Balance Sheet, June 30,  1996 and 1995 .....................  F-3
Consolidated Statement of Operations, Years Ended
   June 30, 1996, 1995 and 1994 .........................................  F-4
Consolidated Statement of Changes in Stockholders'
   Equity,  Years Ended June 30, 1996, 1995 and 1994 ....................  F-5
Consolidated Statement of Cash Flows, Years Ended
   June 30, 1996, 1995 and 1994 .........................................  F-6
Notes to Consolidated Financial Statements ..............................  F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 5, 1996, the Company dismissed its former independent accountants Price Waterhouse LLP ("Price Waterhouse") and engaged Hill, Kotara & Ford to audit the Company's consolidated financial statements. The decision to change independent accountants was recommended and approved by the Company's Board of Directors.

     Price Waterhouse served as independent accountants of the Company for the years ended June 30, 1995 and 1994. The reports of Price Waterhouse on the Company's financial statements for the years ended June 30, 1995 and 1994 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the years ended June 30, 1995 and 1994, and during the fiscal year 1996 prior to Price Waterhouse's dismissal, the Company had no disagreements with Price Waterhouse on matters of accounting principle, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse would have caused them to make reference thereto in their report on the financial statements for such years.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS


                                   MANAGEMENT

     The following table sets forth the names of all current directors and officers of the Company and the positions in the Company held by them:

NAME                 AGE     POSITIONS & OFFICES       DIRECTOR OR OFFICER SINCE
----                 ---     -------------------       -------------------------
Deral Knight          55     Chairman, CEO                        1996

Barry Laidlaw         47     Director                             1996

Neal Glass            50     Director                             1993

Paul Chernis          61     Director                             1993

Todd B. Hesse         34     Secretary                            1993

Scott Kalish          37     Treasurer                            1993

     All directors and/or officers, other than Deral Knight, served as members of the Board of Directors of Concord Energy, Inc. (a Nevada corporation ) since the time of the Agreement with Monoclonal in May, 1993 (See Item 1. Description of Business - Business Development ). In December 1995, Barry Laidlaw resigned from the Board of Directors of the Company, but he rejoined the board in May 1996. In May of 1996, Bruce Deichl resigned from the Board of Directors, and as an officer of the Company. Also in May of 1996, Charles Fallon resigned from the Board of Directors of the Company and Deral Knight joined the Board of Directors of the Company. On November 22, 1996, Jerry Swon resigned his position as Director and Chairman of the Board and Deral Knight became Chairman of the Board. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified. The last annual meeting was held on August 9, 1996.

DERAL KNIGHT - As part of the KEMCO acquisition, Mr. Knight agreed to continue as the president of Knight Equipment and Manufacturing Corp. which he founded. In May 1996 Mr. Knight became a director of the Company and in June 1996 became the President and CEO of the Company. In November 1996, he became Chairman of the Board. Mr. Knight has been involved in the oil and gas service industry since 1964. He is a graduate of Oklahoma University, where he received his Bachelor of Science degree in Chemical Engineering.

BARRY LAIDLAW - Upon the consummation of the Monoclonal transaction, Mr. Laidlaw became a director of the Company. Mr. Laidlaw is the President of Concord Operating, Inc. which was organized in 1990. Prior to the organization of Concord Operating, Inc. Mr. Laidlaw was president of West Gas, Inc. where he was involved in all aspects of the oil and gas business from negotiating contracts to field operations.

NEAL GLASS - Upon the consummation of the Monoclonal transaction, Dr. Neal R. Glass, M.D., became a director of the Company. Dr. Glass is a general surgeon who received his undergraduate training at New York University (1964-1968) and his M.D. degree from the State University of New York (1968-1972), where he also received his postgraduate surgical training (1972-1978). Dr. Glass has been an assistant and then associate professor of surgery at the University of Wisconsin (1978-1985), and a professor of surgery at Texas Tech University in Lubbock (1985-1989), where he initiated and directed an organ procurement and transplant program. From 1989-1993 he directed organ transplant programs at St. Louis University and subsequently at Our Lady of Lourdes Medical Center in Camden, N.J. Dr. Glass is a member of numerous professional organizations, including the American College of Surgeons and the American Society of Transplant Surgeons. During his academic career, he published and lectured extensively in peer-reviewed medical journals and at peer-reviewed national medical meetings. Since 1993, he has been in private practice in south-central Ohio.

PAUL CHERNIS - Upon the consummation of the Monoclonal transaction, Mr. Chernis became a director of the Company. He has been a director of Concord since its inception in July, 1991. He has rendered legal services to the Company and he has also rendered legal services to Integrated and Tucker Financial, Inc. He has been a member of the firm of Silverman, Collura & Chernis, P.C. since June 1990, specializing in corporate and securities law. Mr. Chernis is a graduate of New York University School of Law, and prior to entering private practice in 1972, he served as Assistant Regional Administrator of the New York Regional Office of the Securities and Exchange Commission.

TODD B. HESSE - Upon the consummation of the Monoclonal transaction, Mr. Hesse became the Company's Secretary. In 1991 Mr. Hesse became a member of Concord's management team. Prior to that, he was a senior associate with James J. Lowery & Co., a municipal financial advisory firm. At James J. Lowery & Co., Mr. Hesse was involved with the issuance of tax-exempt bonds and notes, as well as developing reinvestment programs for various project funds. Mr. Hesse is a graduate of Delaware Valley College.

SCOTT S. KALISH - Mr. Kalish became Treasurer of the Company upon the consummation of the Monoclonal transaction. Mr. Kalish has served as Concord's Controller since 1991. Previously, he was supervisor of financial accounting at Elf Acquitaine Offshore ("Elf") in Houston where he specialized in oil and gas accounting and taxation. Prior to his association with Elf he was an oil and gas accounting supervisor with Cliffs Drilling Company. Mr. Kalish is a graduate of Roger Williams College.

ITEM 10.   EXECUTIVE COMPENSATION

     The Company's Summary Compensation Table is Provided herein. The Company has no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal year-end Option/SARs for the years ended June 30, 1996, 1995, or 1994 nor are there any long-term incentive plan ("LTIP") awards, or stock options or stock appreciation rights.

     Non-employee directors are not compensated for Board of Directors meetings attended.

                           SUMMARY COMPENSATION TABLE

                For the Years Ended June 30, 1996, 1995, and 1994

                                                                   Annual Compensation        Awards         Payouts
                                                               ---------------------------------------------------------------------
      (a)                  (b)         (c)            (d)       (e)           (f)         (g)         (h)              (i)

     Name                                                       Other
      and                 Year                                  Annual      Restricted                              All other
   Principal              Ended     Compensation                Compen-       Stock      Options/      LTIP          Compen-
   Position              June 30      Salary*       Bonus ($)   sation($)*  Awards ($)    SARs      Payouts ($)      sation($)*
---------------        -----------  ------------    ---------  ----------   ----------   --------   ----------   ---------------

Jerry Swon                1996        $150,000        None        None        None         None         None          None
   Chairman &             1995        $150,000        None        None        None         None         None          None
   Past President         1994        $150,000        None        None        None         None         None          None

Deral Knight (1)
  President               1996        $128,706        None        None        None         None         None          None

Bruce Diechl (2)          1996        $100,000        None        None        None         None         None          None
   Executive Vice         1995        $100,000        None        None        None         None         None          None
   President              1994        $100,000        None        None        None         None         None          None

Barry Laidlaw             1996        $ 70,000        None        None        None         None         None          None
   Director               1995        $ 70,000        None        None        None         None         None          None
                          1994        $ 70,000        None        None        None         None         None          None

Scott S Kalish            1996        $ 70,000        None        None        None         None         None          None
   Controller             1995        $ 70,000        None        None        None         None         None          None
                          1994        $ 70,000        None        None        None         None         None          None

Todd Hesse                1996        $ 45,000        None        None        None         None         None          None
   Secretary              1995        $ 45,000        None        None        None         None         None          None
                          1994        $ 45,000        None        None        None         None         None          None

   *Note: Salaries shown above, with the exception of Deral Knight, have been allocated to listed payees out of fund paid by Concord to Integrated under the management agreement (see Item 12, Certain Relationships and Related Party Transactions, and Notes To Financial Statements.)

1- Deral Knight joined the Company's Board of Directors in May of 1996 and in
   June 1996 became President and CEO of the Company. Prior to Joining Mr. Knight was, and still remains, President of the Company's Subsidiary KEMCO. His compensation reflected above represents the total compensation he received from the Company from July 1, 1995 through June 30, 1996.

2- Bruce Deichl resign from the Board of Directors of the Company and as an officer of the Company in May 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains information as of November 29, 1996 as to the beneficial ownership of shares of the Company's common stock by each person who was the beneficial owner of more than 5% of the outstanding shares of that class, each person who is a director or officer of the Company and all persons as a group who are officers and directors of the Company, and as to the percentage of outstanding shares held.

NAME OF                      SHARES                        APPROXIMATE
BENEFICIAL OWNER             BENEFICIALLY OWNED (1)        PERCENT OF CLASS (2)
----------------             ----------------------        --------------------
Deral Knight (3)                     360,000                      6.04%
Richard Barden (4)                   177,675                      2.98%
Paul Chernis (5)                      30,044                       .50%
Dr. Neil Glass                        23,971                       .40%

Total Held by Officers
and Directors                        414,015                      6.94%

(1) As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 to consist of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition with respect to the security in question through any contract, arrangement, understanding, relationship or otherwise).

(2) As of November 18, 1996 there were 5,965,061 shares of common stock issued and outstanding.

(3) Mr. Knight's shares of the Company's common stock were obtained pursuant to the Company's acquisition of KEMCO.

(4) Mr. Barden is the President of the Company's subsidiary IPS. His shares of the Company's common stock were obtained pursuant to the Company's acquisition of IPS. Mr. Barden is not an officer or director of the Company and therefore is not included in the caption "Total Held By Officers and Directors" in this section.

(5) Includes 30,000 shares held by the law firm of Silverman, Collura & Chernis, P.C.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Jerry Swon, former President and former Chairman of the Board of the Company owns all of the outstanding stock of Integrated, which is also a shareholder of the Company. Integrated had provided certain services to the Company pursuant to a management agreement (see below).

     Certain officers and directors of the Company own a total of 6.94% of the Company's outstanding common stock as of November 18, 1996. This total also includes the 6.04% of the Company's common stock owned by Deral Knight, Company Chairman of the Board and CEO and President of the Company's wholly-owned subsidiary KEMCO.

     At June 30, 1996, promissory notes, aggregating $298,000 (originally $400,000) are payable to Walter Goehausen, and Deral Knight, both of whom are stockholders of the Company. The notes bear interest at rates of 12% - 6% per annum, which are generally payable in monthly installments through maturity. Approximately $50,000 of the notes are secured by future production of approximately 75,000 equivalent barrels of oil. The Company paid an origination fee of 3% to Integrated for costs associated with obtaining the Goehausen note which originally totaled $150,000. The notes mature at various dates through August 1996.

     The Company and Integrated, entered into an agreement in June, 1991 that required Integrated to provide certain management, administrative and accounting services to the Company and its subsidiaries, Concord and COI, for $116,000 per month through June 30, 1996. While the agreement was in effect, the Company was also entitled to 10%, through March 31, 1994 and 20% thereafter, of all the syndicated retail partnership gross sales made by Integrated. As additional consideration for the agreement, Integrated assigned to the Company, effective June 1, 1991 through March 31, 1994, its revenue sharing interest in all program syndications. In fiscal 1996, the Company recorded $140,000 in syndication income. In fiscal 1995, the Company recorded $539,000 in syndication income and $13,490 in management fee income, compared to $522,053 in syndication income and $11,021 in management fee income In fiscal 1994. The services provided by Integrated included the receipt of cash for oil and gas sales and the payment of operating and capital expenditures on behalf of the Company. As of July 1, 1996, the management agreement terminated.

     In conjunction with the above referenced management agreement, the Company and Integrated entered into an agreement by which the associated receivables and payables were netted. At June 30, 1996, the Company had a net receivable due from Integrated of $236,415. At June 30, 1995, the Company had a net payable due to Integrated of $594,685.

     As part of its ongoing operations, the Company conducts business with Atascosa Electric Services ("AES"), an entity which is owned by the family of Deral Knight. At June 30, 1996, there were no receivables due from Mr. Knight or from AES. At June 30, 1995, the receivables due from Mr. Knight and AES were $103,619 and $15,937, respectively.

     Under the provisions of the agreement whereby the Company acquired Deral Knight's stock in KEMCO, Deral Knight has agreed to return to the Company, Concord common stock valued at $6.25 per share to the extent that Deral Knight owed money to the Company at June 30, 1996. Accordingly, in liquidation of the receivable balance of $107,062.50, 17,130 shares of Company common stock have been returned to the Company.

     In December 1994, KEMCO (prior to its acquisition by the Company) entered into an agreement with Integrated (the "Joint Venture Agreement") in which Integrated agreed to finance the purchase of certain gas plant and gas processing equipment. Upon the sale of the equipment, KEMCO and Integrated would equally share in the "Where Is - As Is" profit or losses. During the three months ended June 30, 1995, the Company sold the related inventory, as part of a $1,550,000 total contact, for $900,000 which is included in contract revenue in the accompanying statement of operations for fiscal 1995. Integrated's share of the profit totaling $182,500 and the $535,000 cost of the inventory, are included in the cost of contract revenue in the accompanying statement of operations for fiscal 1995.

     In August, 1995, the Company's board of directors considered the acquisition of a 63% interest in IPS. At that time, the acquisition involved a cash investment of $1.4 million. The Company's board declined to make the acquisition at that time because the Company needed to conserve its available cash following the recent acquisition of KEMCO. The board was also concerned because IPS had just completed its development stage, had no written orders and was just starting to market its products. After the board rejected the IPS transaction, former Company president Jerry Swon disclosed to the board that he wished to pursue the IPS venture through a company controlled by him.

     Thereafter, on August 22, 1995, IPS entered into an agreement with Tucker Financial, Inc. ("Tucker"), a company controlled by former Company President Jerry Swon, whereby Tucker provided funding to IPS in the amount of $300,000, as part of an agreement that gave Tucker the right to acquire up to 63% of IPS by furnishing a total of $1.4 million in working capital to IPS.

     On October 18, 1995 Tucker arranged with an entity known as the SMR Group to provide net equity capital to IPS in the amount of $1.4 million for a 25% interest in IPS. That arrangement contemplated combining IPS with a public company in which Tucker would have held a 28% interest. The sum of $300,000 was to be repaid by IPS to Tucker. No such repayment actually took place because the deal between IPS and SMR Group was never finalized.

     On December 12, 1995, Mr. Swon recommended that the Company's board of directors reconsider the acquisition of IPS based on the progress made by that company during the second half of 1995, and the immediate outlook for IPS and its principal products. Mr. Swon advised the board that he felt confident that the acquisition could be made for stock at this time and that IPS's agreement with the SMR Group could be terminated. The board authorized him to negotiate with IPS and report back at a subsequent meeting.

     On December 26, 1995, Mr. Swon advised the Company's board of directors that 100% of IPS could be purchased for 600,000 shares of the Company's common stock. He also indicated that an additional 100,000 shares could eliminate $400,000 of indebtedness including $300,000 in debt that IPS had incurred in connection with the financing arranged by Tucker. Mr. Swon advised the board that IPS would require up to an estimated $700,000 in working capital during the next 12 months, and the Company would assist IPS in raising or obtaining these funds. The board unanimously resolved to purchase IPS on the proposed terms.

     As part of the acquisition, Tucker relinquished its right to purchase IPS shares as described above. The IPS shareholders receiving Company shares for their IPS holdings included seven individuals representing 55% of the outstanding stock of IPS, and who had no prior interest in the Company, and ten shareholders originally introduced to IPS by Tucker, which shareholders represented 45% of IPS. Eight of those shareholders have made investments in other ventures in which Mr. Swon, Tucker, or Integrated had an interest, and presently own stock in the Company.

     At the time of the IPS acquisition there existed a royalty agreement with its president for any related oil and gas industry applications developed from the original idea of developing a set of proprietary software programs. Royalties under this agreement are calculated as follows: 1% of the first $1,500,000 of gross revenue, and 5% of gross revenue thereafter. The agreement expires December 31, 2015.

     In March 1996, the Company finalized a sale of gas processing and related equipment to Integrated for $550,000. The Company's profit on the sale of these items was approximately $200,000.

     In June 1996, Integrated returned 124,500 shares of the Company's common stock to treasury, at a value of $3.00 per share as partial payment of Integrated's intercompany debt.

     In June of 1996, the Company acknowledged $150,000 of expenses which represented costs incurred by Integrated outside of the scope of the management contract and which costs were deemed reimbursable to Integrated and thus were credited to Integrated's intercompany obligation.

     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

     Exhibits marked with an asterisks have been previously filed with the Securities and Exchange Commission by the Company, and are incorporated by reference, as indicated. Other exhibits, if not so designated, are filed with this Form 10-KSB.


   Exhibit No.      Description of Exhibits                            Page No.
   -----------      -----------------------                            --------
      3             Certificate of Incorporation as
                        amended, and by-laws*                             N/A

     10.8            Agreement and Plan of Reorganization
                        between the Registrant and Concord
                        Energy, Inc.***                                   N/A

     10.9            KEMCO acquisition agreement**                        N/A

     10.10           KEMCO - Deral Knight employment
                        agreement**                                       N/A

     b) Reports on Form 8-K

     On May 26, 1995, the Company filed a Report on Form 8-K, disclosing the acquisition of KEMCO and including KEMCO's financial statements for the period ended June 30, 1994 together with a copy of the acquisition agreement and the Deral Knight employment agreement.

     On February 7, 1996 the Company filed a Report on Form 8-K, disclosing the Company's intention to acquire IPS and included a copy of the letter of intent with IPS.

-------------
*    Previously filed
**   Included in the Company's Form 8-K filed on May 26, 1995
*** Filed as an exhibit to the registration statement filed with the Commission on Form SB-2 on August 13, 1996

     On July 17, 1996 the Company filed a Report on Form 8-K, disclosing a realignment of duties of the Chairman of the Board, CEO and CFO of the Company. Additionally, it disclosed that Deral Knight would assume the positions of president and CEO of the Company, which were previously held by the Company's former Chairman of the Board, Mr. Swon.

     On September 5, 1996 the Company filed a Report on Form 8-K, disclosing the dismissal of the Company's former independent accountants Price Waterhouse LLP and the engagement of Hill, Kotara & Ford as the Company's new independent accountants.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONCORD ENERGY INCORPORATED

                                             By: /s/ DERAL KNIGHT
                                                 ----------------------
                                                 DERAL KNIGHT, President
                                                 and Principal Executive Officer

                                                 Dated:  November 29, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

A Majority of the Board of Directors
------------------------------------

/s/ DERAL KNIGHT                                             November 29, 1996
------------------------------------
DERAL KNIGHT
Chairman of the Board of Directors

/s/ BARRY LAIDLAW                                            November 29, 1996
------------------------------------
BARRY LAIDLAW
Director

                                                             November 29, 1996
------------------------------------
NEAL GLASS
Director

/s/  PAUL CHERNIS
------------------------------------
PAUL CHERNIS                                                 November 29, 1996
Director

/s/  SCOTT KALISH
------------------------------------
SCOTT KALISH                                                 November 29, 1996
Treasurer (Principal Accounting Officer)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Concord Energy Incorporated

We have audited the accompanying consolidated balance sheet of Concord Energy Incorporated and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concord Energy Incorporated and its subsidiaries as of June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                               /s/ Hill, Kotara & Ford, P.C.
                                               -----------------------------
                                                   Hill, Kotara & Ford, P.C.

San Antonio, Texas
November 18, 1996
Except for Notes 15, e. and 15, f., as to which the date is November 22, 1996

                       Report of Independent Accountants

Board of Directors and
Stockholders of Concord Energy Incorporated

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Concord Energy Incorporated and its subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Knight Equipment & Manufacturing Corporation, a wholly-owned subsidiary which was acquired by the Company during 1995 (see Note 3), which statements reflect total assets of $1,352,370 for the period from April 1, 1995 through June 30, 1995. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Knight Equipment & Manufacturing Corporation, is based solely on the report of other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
------------------------
    Price Waterhouse LLP

Morristown, NJ
October 23, 1995

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                                              June 30,
                                                                                                       1996            1995

Assets
Current assets:
    Cash and cash equivalents                                                                     $   898,083     $   257,788
    Accounts receivable, net of allowance for doubtful accounts of $132,930 and $67,490             1,259,785         696,558
    Receivable due from Integrated, net                                                               236,415            --
    Receivable due from stockholder                                                                      --           103,619
    Receivable due from affiliated company                                                               --            15,937
    Costs and estimated earnings in excess of billings on uncompleted contracts                       117,095         558,861
    Inventories                                                                                     6,081,973       8,452,625
    Prepaid expenses and other current assets                                                          20,264          62,220
                                                                                                  -----------     -----------
        Total current assets                                                                        8,613,615      10,147,608

Property, plant and equipment, net                                                                  8,522,550       9,132,755
Goodwill, net                                                                                       2,594,248            --
Bond issue costs, net                                                                                 334,578         504,149
Other assets                                                                                           50,000          50,000
                                                                                                  -----------     -----------

        Total assets                                                                              $20,114,991     $19,834,512
                                                                                                  ===========     ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of notes payable to stockholders                                              $   298,000     $   243,750
    Current portion of long-term debt                                                               4,481,223       1,225,000
    Current portion of capital  lease obligations                                                      23,100            --
    Accounts payable                                                                                1,332,392         858,535
    Accrued expenses                                                                                1,114,523         501,243
    Billings in excess of costs and estimated earnings on uncompleted contracts                        72,711            --
    Payable due to Integrated, net                                                                       --           594,685
    Federal income taxes payable                                                                       97,918         120,098
                                                                                               --------------   -------------
        Total current liabilities                                                                   7,419,867       3,543,311

Notes payable to stockholders                                                                            --           225,000
Long-term debt                                                                                      2,578,045       5,384,045
Capital lease obligations                                                                              47,993          46,673
                                                                                                  -----------     -----------
        Total liabilities                                                                          10,045,905       9,199,029
                                                                                                  -----------     -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000 shares authorized.
        0 shares issued and outstanding                                                                  --              --
    Common stock, $.0001 par value, 20,000,000 shares authorized,
        5,899,735 and 3,104,224 shares issued                                                             590             310
    Paid-in capital                                                                                22,514,415      14,936,568
    Accumulated deficit                                                                           (11,108,688)     (4,301,395)
                                                                                                  -----------     -----------
                                                                                                   11,406,317      10,635,483
    Common stock subscribed                                                                          (856,665)           --
    Cost of treasury stock                                                                           (480,566)           --
                                                                                                  -----------     -----------
        Total stockholders' equity                                                                 10,069,086      10,635,483
                                                                                                  -----------     -----------

        Total liabilities and stockholders' equity                                                $20,114,991     $19,834,512
                                                                                                  ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                                               Years Ended June 30,
                                                                                         1996           1995          1994

Revenue:
    Oil sales                                                                      $   581,138    $   859,338     $   998,961
    Gas sales                                                                          622,421        445,551         739,780
                                                                                   -----------    -----------     -----------

             Total  oil and gas sales                                                1,203,559      1,304,889       1,738,741

Contract revenue                                                                     9,285,939      1,312,393            --
Syndication sales and revenue interests                                                140,000        552,490         533,074
Well operating income                                                                   51,416         64,926          96,439
Rental income                                                                          125,468         38,509            --
Software sales                                                                          21,827           --              --
                                                                                   -----------    -----------     -----------

             Total revenue                                                          10,828,209      3,273,207       2,368,254
                                                                                   -----------    -----------     -----------

Costs and Operating Expenses:
    Lease operating                                                                    639,271        747,003       1,104,682
    Cost of contract revenue                                                         8,244,390      1,087,163        -
    Inventory - adjustment to lower of cost or market                                3,043,055
    General and administrative:
        Management agreement                                                         1,392,000      1,392,000       1,392,000
        Other expenses                                                               2,548,856        749,326         295,036
    Depreciation, depletion and amortization                                           623,938        593,169         636,926
                                                                                   -----------    -----------     -----------

             Total costs and operating expenses                                     16,491,510      4,568,661       3,428,644
                                                                                   -----------    -----------     -----------

Loss from operations                                                                (5,663,301)    (1,295,454)     (1,060,390)
                                                                                   -----------    -----------     -----------

Other income (expense):
    Other income                                                                        49,584         14,244           2,300
    Interest expense                                                                (1,199,949)      (321,318)        (67,892)
                                                                                   -----------    -----------     -----------

             Total other income (expense)                                           (1,150,365)      (307,074)        (65,592)
                                                                                   -----------    -----------     -----------

Loss before income taxes                                                            (6,813,666)    (1,602,528)     (1,125,982)

Income tax benefit                                                                       6,373         21,735            --
                                                                                   -----------    -----------     -----------

Net loss                                                                           $(6,807,293)   $(1,580,793)    $(1,125,982)
                                                                                  ============    ===========     ===========

Net loss per share                                                                 $     (1.97)   $     (0.67)    $     (0.51)
                                                                                  ============    ===========     ===========



The accompanying notes are an integral part of these consolidated financial statements.

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

                                     Common Stock                                                   Treasury Stock
                                   ---------------      Paid-in       Accumulated  Subscriptions  -----------------
                                   Shares   Amount      capital         deficit     Receivable    Shares      Value       Total

Balance at June 30, 1993       11,111,660  $  1,111   $11,233,768   $ (1,594,620)   $    --          --     $    --     $ 9,640,259

Net loss                             --        --            --       (1,125,982)        --          --          --      (1,125,982)
                                ---------  --------   -----------   ------------    ---------     -------   ---------   -----------

Balance at June 30, 1994       11,111,660     1,111    11,233,768     (2,720,602)        --          --          --       8,514,277

Issuance of common stock        4,284,462       429     3,576,570           --           --          --          --       3,576,999

Issuance of common stock upon
    conversion of debt            125,000        12       124,988           --           --          --          --         125,000

Net loss                             --        --            --       (1,580,793)        --          --          --      (1,580,793)
                                ---------  --------   -----------   ------------    ---------     -------   ---------   -----------

Balance at June 30, 1995       15,521,122     1,552    14,935,326     (4,301,395)        --          --          --      10,635,483

1 for 5 stock reversion       (12,416,898)   (1,242)        1,242           --           --          --          --            --
                                ---------  --------   -----------   ------------    ---------     -------   ---------   -----------

Balance at June 30, 1995
    as restated                 3,104,224       310    14,936,568     (4,301,395)        --          --          --      10,635,483

Issuance of common stock        2,413,907       242     6,552,885           --       (856,665)       --          --       5,696,462

Issuance of common stock upon
    conversion of debt            381,604        38     1,024,962           --           --          --          --       1,025,000

Acquisition of treasury stock by
    increasing payable to
    Integrated                       --        --            --             --           --       124,500    (373,500)     (373,500)

Receipt of shares in lieu of
    repayment of receivable
    from stockholder                 --        --            --             --           --        17,130    (107,066)     (107,066)

Net loss                             --        --            --       (6,807,293)        --          --          --      (6,807,293)
                                ---------  --------   -----------   ------------    ---------     -------   ---------   -----------

Balance at June 30, 1996        5,899,735  $    590   $22,514,415   $(11,108,688)   $(856,665)    141,630   $ 480,566   $10,069,086
                                =========  ========   ===========   ============    =========     =======   =========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                              Years Ended June 30,
                                                                                        1996         1995           1994

Cash flows from operating activities
    Net loss                                                                       $(6,807,293)    $(1,580,793)    $(1,125,982)
    Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities:
        Depreciation, depletion and amortization                                       788,176         593,169         636,926
        Other noncash transactions                                                   4,068,808         124,345             --
        Decrease (increase) in assets:
             Accounts receivable                                                      (538,085)        (10,755)        140,322
             Receivable due from stockholders                                           (3,447)        (93,528)            --
             Receivable due from affiliated company                                     15,937          15,352             --
             Costs and estimated earnings in excess of billings on
                 uncompleted contracts                                                 441,766        (507,427)            --
             Inventories                                                              (558,270)         34,982             --
             Deferred income taxes                                                        --           (21,735)            --
             Other assets and liabilities                                               54,903         (44,367)            --
        (Decrease) increase in liabilities:
             Accounts payable                                                          450,653        (152,596)         80,564
             Accrued expenses                                                          328,517          39,646          (1,452)
             Federal income taxes payable                                              (22,180)       (182,357)            --
             Franchise tax payable                                                        --             1,500         (32,264)
             Receivable due from/payable due to Integrated, net                     (1,504,600)        808,990          61,548
             Billings in excess of costs and estimated earnings on
                 uncompleted contracts                                                  72,711            --              --
                                                                                   -----------     -----------      ----------

             Net cash (used in) provided by operating activities                    (3,212,404)       (975,574)       (240,338)
                                                                                   -----------     -----------      ----------

Cash flows from investing activities
    Purchases of equipment, well workovers and recompletions                          (314,342)        (56,482)       (177,315)
    Acquisition of business, net of cash acquired                                         --        (3,851,523)           --
    Sale of oil and gas interests and equipment                                        468,750            --           407,134
    Other, net                                                                            --            (4,937)           (630)
                                                                                   -----------     -----------      ----------

             Net cash (used in) provided by investing activities                       154,408      (3,912,942)        229,189
                                                                                   -----------     -----------      ----------
Cash flows from financing activities
    Net proceeds from bonds payable                                                       --         3,233,134            --
    Net proceeds from notes payable                                                  1,696,065       1,150,000            --
    Net proceeds from issuance of common stock                                       3,208,602         927,749            --
    Principal  payments on notes payable and capital lease obligations              (1,206,376)       (231,180)       (100,000)
                                                                                   ------------    -----------      ----------

             Net cash flows provided by (used in) financing activities               3,698,291       5,079,703        (100,000)
                                                                                   -----------     -----------      ----------

Net increase (decrease) in cash and cash equivalents                                   640,295         191,187        (111,149)

Cash and cash equivalents at beginning of period                                       257,788          66,601         177,750
                                                                                   -----------     -----------      ----------

Cash and cash equivalents at end of period                                         $   898,083     $   257,788      $   66,601
                                                                                   ===========     ===========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Organization, Recapitalization, and Operations
     Concord Energy Incorporated (the "Company") is an oil and gas production and service company which also locates, designs, refurbishes and installs gas plants and gas processing equipment for customers in the natural gas industry. In addition, the Company provides rentals of gas plants and gas processing equipment and provides services such as engineering, procurement, dismantling, reapplication and relocation of complete gas processing facilities. In addition, the Company has developed unique, proprietary software which is used to collect, process and transmit data relative to petroleum production and processing operations. The Company is headquartered in Jourdanton, Texas with substantially all of its oil and gas production in East Texas and the Louisiana Gulf Coast. The Company's wholly-owned subsidiaries, Concord Operating, Inc. ("COI"), and Knight Equipment and Manufacturing Corporation ("KEMCO") are located in Jourdanton, Texas, and Integrated Petroleum Systems Corporation ("IPS") is located in Denver, Colorado.

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

     Prior to the exchange, the Partnerships were managed by Integrated Energy, Inc. ("Integrated") and Tucker Financial, Inc., ("Tucker") which were in the business of establishing and managing oil and gas limited partnerships. Subsequent to the exchange and through June 30, 1996, Integrated continued to provide certain management and administrative services to the Company pursuant to a management agreement between the Company and Integrated, which was terminated on June 30, 1996. COI manages the production of Company-owned oil and gas properties.

     On May 19, 1993, Monoclonal International Technology, Inc. ("MITI") acquired all of the outstanding common stock of Concord Energy, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of Concord Energy, Inc., with MITI as the acquirer (i.e., a reverse acquisition). In connection with the acquisition, MITI later changed its name to Concord Energy Incorporated, approved a 1 for 230 reverse split of its 127,784,100 shares of common stock and issued 10,556,077 shares of its common stock in exchange for all the outstanding common stock of Concord Energy, Inc.

     In December 1995, the company effectuated a 1 for 5 reverse split of it's outstanding stock. Historical stockholders' equity and net loss per share information has been retroactively restated for all periods presented in the accompanying consolidated financial statements to reflect this reverse split.

2.   Summary of Significant Accounting Policies

     Principles of consolidation
     The consolidated financial statements are comprised of the Company and its wholly-owned subsidiaries, Concord Energy, Inc., Concord Operating, Inc., Integrated Petroleum Systems Corporation and Knight Equipment &
     Manufacturing Corporation and its wholly-owned subsidiary, K & S Engineering, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash equivalents
     Cash and cash equivalents include all cash and highly liquid investments with original maturities of three months or less.

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

     The Company accounts for its oil and gas properties under the full cost method of accounting. Under the full cost method, all costs incurred in acquiring, exploring and developing oil and gas reserves are capitalized to the full cost pool. When oil and gas properties are sold, retired or otherwise disposed of, any applicable proceeds are credited to the full cost pool, with no gain or loss recognized, unless the sale would have a significant impact on the relationship between capitalized costs and proved reserves. Since all of its oil and gas operations are within the United States, the Company utilizes one cost pool to account for its oil and gas properties. Depreciation, depletion and amortization of oil and gas properties is computed based on the unit-of-production method for the cost pool, based on estimates of proved reserves as determined by an independent reserve engineer.

     Other property, plant and equipment is recorded at cost less accumulated depreciation. Repairs and maintenance costs which do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets which range from three to seven years, except for buildings and improvements which are depreciated over estimated useful lives ranging from 20 to 30 years.

     Goodwill
     Goodwill recorded as a result of the acquisition of IPS is being amortized, straight-line, over it's estimated useful life of 15 years in accordance with Generally Accepted Accounting Principles.

     Leases
     Leases which meet certain criteria evidencing substantive ownership by the Company are capitalized and the related capital lease obligations are included in liabilities. Amortization and interest are charged to expense, with rent payments being treated as payments of the capital lease obligation. All other leases are accounted for as operating leases, with rent payments being charged to expense as incurred.

     Deferred financing and bond issuance costs
     Costs incurred in conjunction with obtaining financing (including costs associated with the issuance of bonds) are amortized using the straight-line method over the term of the related financing agreement or bond. Bond issuance costs at June 30, 1996 and 1995 is stated net of accumulated amortization of $186,183, and $21,945, respectively.

     Revenue recognition
     Oil and gas sales
     Revenues from oil and gas sales are accrued as earned based on joint interest billings obtained from the well operator.

     Contract revenue
     Revenues from construction contracts are recognized based on the percentage of completion method, measured on the basis of costs incurred to date to estimated total costs for each contract. Contract costs include all direct material and labor costs, including those indirect labor and repair costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements are monitored on a periodic basis in order to determine if revisions to the income and cost estimates are necessary as a result of such changes. Revisions to the income and cost estimates, if any, are recognized in the period in which such revisions are determined to be necessary. Costs and earnings in excess of billings on uncompleted contracts represents an asset based on revenues recognized in excess of amounts billed to customers. Billings in excess of costs and earnings on uncompleted contracts is recorded as a liability and represents contracts for which billings to date exceed cumulative revenues recognized based on the percentage of completion method.

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Syndication sales
     Under an agreement between the Company and Integrated (see Note 13), the Company was entitled to receive 20% of all sales made by Integrated of syndicated retail partnerships. This revenue was recognized when earned.

     Well operating income
     The Company, through its wholly owned subsidiary COI, manages and operates wells. The revenue generated from these services is recognized when earned.

     Rental revenue
     The Company leases certain gas plants and separators to customers under short term leases which are accounted for as operating leases. At June 30, 1996 and 1995, there are no significant future minimum rentals to be received under these noncancelable operating leases.

     Software sales
     The Company, through its wholly owned subsidiary IPS, sells, installs and maintains its proprietary software. The revenue generated from these services is recognized when earned.

     Income taxes
     The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon differences arising from the carrying amounts of the Company's assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change in tax rates is enacted.

     Net loss per share
     Net loss per share of common stock is based upon the weighted average number of shares of common stock outstanding (3,454,627 in fiscal 1996, 2,376,991 in fiscal 1995 and 2,222,330 in fiscal 1994). The Company's common stock equivalents, which consist of outstanding warrants to purchase the Company's common stock, are not considered in the net loss per share calculation since their effect is anti-dilutive.

3.   Business Combinations
     KEMCO - On May 7, 1995, the Company acquired all of the issued and outstanding shares of common stock of KEMCO for $7,000,000 in a business combination accounted for under the purchase method of accounting. The acquisition was financed through 400,000 shares of the Company's common stock and $4,500,000 in cash. Financing for the cash portion of the purchase price was obtained primarily through the net proceeds from debt financings totalling approximately $3,700,000 and the net proceeds from the issuance of 260,000 shares of the Company's common stock totalling approximately $800,000. The results of operations of KEMCO and its wholly-owned subsidiary, K & S Engineering, Inc., subsequent to April 1, 1995, the date effective control of KEMCO transferred to the Company for financial reporting purposes, are included in these consolidated financial statements.

     Assuming that KEMCO had been purchased on July 1, 1994, the Company's consolidated revenues, loss from operations, net loss and net loss per share for the fiscal year ended June 30, 1995 would have been as follows:

                                                                 1995
                                                              (unaudited)

        Revenues                                             $  8,069,302
        Loss from operations                                  (1,114,982)
        Net loss                                              (1,496,488)
        Net loss per share                                          (.63)

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     IPS - On March 1, 1996 the Company acquired all of the issued and outstanding shares of the common stock of IPS for 600,000 shares of the Company's common stock, valued at $1,800,000, in a business combination accounted for under the purchase method of accounting. The results of operations of IPS subsequent to March 1, 1996, are included in these consolidated financial statements.

     At the time of purchase, IPS' liabilities exceeded the value of its assets by $853,208, which when added to the $1,800,000 value assigned to the shares of common stock issued to acquire the Company, resulted in goodwill of $2,653,208 being recorded. Amortization of goodwill of $58,960 is recorded as of June 30, 1996.

4.   Accounts Receivable and Concentration of Credit Risk

     Accounts receivable represent amounts due from customers who are in the oil and gas business throughout North and South America. Fluctuations in market conditions impact the credit worthiness of these customers. The Company reviews the financial condition of purchasers and joint interest participants prior to signing sales or joint interest agreements. Payment terms are on a short-term basis and in accordance with industry standards.

     The Company maintains account balances at several financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. In the normal course of business, the Company may maintain account balances which are generally transient in nature in excess of the federally insured limits.

5.   Costs and Estimated Earnings on Uncompleted Contracts
     Information on contracts in progress at June 30 is as follows:

                                                                                           1996            1995

     Expenditures on uncompleted contracts                                                $1,637,171      $   902,330
     Estimated earnings thereon                                                              338,164          203,135
                                                                                          ----------      -----------
                                                                                           1,975,335        1,105,465

     Less:    Billings on uncompleted contracts                                            1,930,951          546,604
                                                                                          ----------      -----------
                                                                                          $   44,384      $   558,861
                                                                                          ==========      ===========
     Included in the accompanying balance sheets under the following captions:

        Costs and estimated earnings in excess of billings on uncompleted contracts       $  117,095      $   558,861

        Billings in excess of costs and estimated earnings on uncompleted contracts          (72,711)             -0-
                                                                                          ----------      -----------

                                                                                          $   44,384      $   558,861
                                                                                          ==========      ===========


6.   Inventory - Lower of Cost or Market Adjustment

     Based on a comparison of the estimated potential sales prices to the recorded carrying costs of the inventory of plants acquired in the KEMCO acquisition, management has determined that the recorded cost of the inventory of such plants was in excess of the market value of the plants which would allow a reasonable profit margin on the sales of the plants. The recorded cost of the inventory of such plants had been determined based on an appraisal obtained and relied upon to establish the value of the plants at the time KEMCO was acquired. Management subsequently determined that the values assigned to the plants were the appraiser's estimated retail sales price of the plants rather than a wholesale market value that would allow a reasonable profit margin on the sales of the plants.

     To adjust the carrying cost of the plants to their estimated market value, an adjustment of $3,043,055 was charged to expense for the year ended June 30, 1996.

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.   Property, Plant and Equipment, Net

     Significant components comprising property, plant and equipment at June 30 include the following:

                                                                                                       1996           1995
     Oil and gas properties:
        Leasehold costs                                                                          $  7,495,916    $  7,368,416
        Lease well and equipment                                                                    1,836,882       1,944,882
        Intangibles                                                                                 1,904,925       1,904,925
        Property, plant and equipment                                                                 484,181         945,431
        Other                                                                                          80,632          58,551
                                                                                                 ------------    ------------

             Total oil and gas properties                                                          11,802,536      12,222,205
                                                                                                 ------------    ------------

    Other property, plant and equipment:
        Land                                                                                          185,413         159,913
        Buildings and improvements                                                                    359,535         239,675
        Machinery and equipment                                                                       244,776         149,219
        Vehicles                                                                                      237,896         218,769
        Furniture, fixtures and software                                                              187,646          81,710
                                                                                                 ------------    ------------

             Total other property, plant and equipment                                              1,215,266         849,286
                                                                                                 ------------    ------------
    Accumulated depreciation, depletion and amortization                                           (4,495,252)     (3,938,736)
                                                                                                 ------------    ------------
    Property, plant and equipment, net                                                           $  8,522,550    $  9,132,755
                                                                                                 ============    ============

    Depreciation, depletion and amortization of oil and gas properties, and depreciation of other property, plant and equipment for the fiscal years ended June 30 is as follows:

                                                                                       1996            1995           1994

    Oil and gas properties                                                            $ 431,914      $ 544,868       $ 619,254
    Other property, plant & equipment                                                   133,064         48,301          17,672
                                                                                      ---------      ---------       ---------

                                                                                      $ 564,978      $ 593,169       $ 636,926
                                                                                      =========      =========       =========

     At June 30, 1996 and 1995 vehicles recorded under capital leases totalled $105,127 and the related accumulated amortization through June 30, 1996 and 1995 is $26,282 and $5,256. Amortization expense related to these vehicles totalled $21,026, $5,256 and $0, in 1996, 1995 and 1994, respectively.

8.   Debt and Capital Lease Obligations

     Debt
     Notes payable and long-term debt includes the following at June 30:

     Bond payable,  dated May 1995,  with  interest at 10% per annum,  requiring         1996            1995
     semi-annual  interest payments through maturity on May 1, 1997. The bond is secured by the assets of KEMCO.  As additional  consideration,  the Company
     issued 90,000 shares of common stock to the lenders.                            $ 2,920,000     $ 2,920,000

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                                         1996            1995
     Secured notes payable, dated December 1994, with a face value of $2,500,000 issued at a $750,000 discount. The notes bear interest at 9% per annum with an effective interest rate of 15% per annum.  Semi-annual interest payments of $112,500 are required  through  maturity in January 2010.  The notes are
     secured by certain gas plants and equipment and a guarantee of the Company.       1,774,601       1,757,634

     Secured  notes  payable,  dated  September  1994,  with  a  face  value  of
     $1,400,000 issued at a $699,500 discount. The notes bear interest at 6% per annum payable  semi-annually  with an effective interest rate of 14.02% per annum.  Annual  principal  payments of $140,000 are  required  beginning in
     August  2005  through  maturity  in August  2009.  The notes are secured by
     certain oil and gas property owned by the Company.                                  723,412         706,411

     Acquisition bridge financing evidenced by notes payable which bear interest at 12% per annum.  The  interest and related  principal  are due at various maturity  dates  through  November  25,  1996.  The notes are  secured by a personal  guarantee from Jerry Swon, the chairman of the board of directors
     and a shareholder of the Company.                                                   180,000         800,000

     Unsecured  note  payable,  bearing  interest at 7% per annum.  Interest and
     principal are due at various dates through August 1995.                                --           300,000

     12%  convertible  notes,  dated October 1994,  convertible at maturity into shares of Company's common stock at $5 per share.  During 1995, $125,000 of these notes matured and were  converted into 25,000 shares of the Company's common  stock.  Upon the  conversion,  an  additional  3,000  shares of the
     Company's  common stock was issued as  consideration  for accrued  interest expense through the date of conversion  totalling $15,000. The remainder of the notes mature  November  17, 1996.  The notes are secured by certain oil
     and gas property owned by the Company.                                              125,000         125,000

     Secured note payable  dated  January  1996,  with interest at 9% per annum.
     Interest and principal of $1,271 are due monthly  through January 2000. The
     note is secured with certain equipment owned by the Company.                         46,559            --

     Unsecured  non-interest  bearing note  payable  dated March 1996 payable in
     monthly installments of $43,599 through maturity on December 15, 1996.              304,500            --

     Secured note payable dated February  1996,  with interest at 12% per annum.
     Principal  and interest are due at maturity on February 28, 1997.  The note
     is secured by a certain gas plant owned by the Company.                             600,000            --

     6% convertible note, dated April 1996,  convertible at maturity into shares of the  Company's  common  stock.  The note  matures  in April  1999,  with
     interest payable quarterly in shares of the Company's common stock.                  45,000            --

     Various unsecured notes payable, bearing interest of 4.5% to 12% per annum.
     The interest and  principal are due at various  maturity  dates through May
     1997.                                                                               340,196            --
                                                                                      ----------      ----------

     Total debt outstanding                                                            7,059,268       6,609,045

     Less:    current portion                                                          4,481,223       1,225,000
                                                                                      ----------      ----------

     Long-term debt                                                                   $2,578,045      $5,384,045
                                                                                      ==========      ==========

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     As of June 30, 1996, maturities and scheduled payments for the next five fiscal years and thereafter are $4,481,223 in 1997, $12,608 in 1998, $58,790 in 1999, $8,635 in 2000; and the remainder after fiscal year 2001.

     Capital lease Obligations

     In conjunction with its acquisition of KEMCO, the Company acquired certain leased equipment which is accounted for as capital leases. Prior to the acquisition, the leases were prepaid at inception. Capital lease obligations recorded in the accompanying consolidated financial statements represent the present value of the lease purchase options which are exercisable at the end of the lease term, discounted at an interest rate of 16%, and the future payments due on a lease of a yard facility discounted at 12%.

     Capital lease obligations as of June 30 consist of the following:

                                                          1996            1995

      Total future minimum lease payments              $  85,106       $  67,106
      Less:    amounts representing interest              14,013          20,433
                                                       ---------       ---------

      Present value of minimum lease payments          $  71,093       $  46,673
                                                       =========       =========

     The obligations under capital leases mature as follows; $23,100 in fiscal 1997 and $47,993 in fiscal 1998.

9. Commitments and Contingencies

    Minimum Rental Commitments

    The Company has several noncancelable operating leases, primarily for yard and office equipment, that expire over the next five years. These leases generally are for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Rent expense for the year ended June 30, 1996, 1995 and 1994 was $62,567, $11,633 and $0, respectively.

     Future minimum lease payments under noncancelable operating leases as of June 30, 1996 are as follows:

                 Fiscal Year

                   1997                            $   43,998
                   1998                                20,465
                   1999                                 9,666
                   2000                                 3,600
                   2001                                 3,600
                                                   ----------
                     Total minimum lease payments  $   81,329
                                                   ==========

     Legal Matters

     As of June 30, 1996, the Company was involved in various litigation matters which it considers to be in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the claims either lack merit, or the potential liability, if any, upon the ultimate disposition of these lawsuits will not have a material effect on the Company's financial position or results of operations.

     During the year ended June 30, 1996 the Company agreed to a project audit settlement related to a claim on a contract performed by KEMCO prior to its acquisition by the Company. The $521,500 cost of the project audit settlement is recorded as a component of cost of contract revenue for the year ended June 30, 1996.

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.Outstanding Warrants

    Warrants outstanding as of June 30, 1996 to purchase shares of the Company's common stock are summarized as follows:

    Date of Issuance      Number of Shares       Exercise Price/Share        Expiration Date

    November 1994                1,500                  $7.50                November 1997
    June 1995                  100,000                   2.90                November 1996
    June 1995                  100,000                   7.50                  July 1997
    August 1995                 27,500                   7.50                 August 1996
    November 1995               20,000                   5.00                November 1998
    February 1996               25,000                   4.00                 January 1999
    February 1996              175,000                   4.50                November 1996
    February 1996              103,800                   4.50                 October 1996
    February 1996              100,000                   5.00                 October 1996
    May 1996                    25,000                   3.00                November 1996
    May 1996                    20,000                   3.75                  June 1998
    May 1996                   100,000                   3.75                  June 1999
    May 1996                    15,000                   4.00                January 1998
    May 1996                   100,000                   4.50                  June 1999
    May 1996                   200,000                   2.625                 July 1999

     The Company has sufficient shares authorized but not issued for use in the event these warrants are exercised.

11.Supplementary Cash Flow Information

     Supplementary cash flow information for the fiscal year ended June 30 is as follows:

                                                                                     1996           1995          1994
    Interest paid                                                                  $  697,031   $  483,092   $   67,892
    Taxes paid                                                                         39,482      213,519       82,264
    Noncash investing and financing activities:
        Issuance of common stock to acquire business and goodwill                   2,653,208    2,500,000          -
        Issuance of common stock to convert notes payable                           1,025,000      125,000          -
        Issuance of common stock in exchange for services                             560,360      149,250          -
        Issuance of common stock for subscription receivable                          856,665          -            -
        Issuance of common stock to acquire property, plant and equipment             127,500          -            -
        Property, plant and equipment transferred to inventory                        108,186          -            -
        Land acquired by capital lease                                                 25,500          -            -
        Treasury stock acquired by incurring payable to Integrated                    373,500          -            -
        Treasury stock acquired in lieu of collection of stockholder receivable       107,666          -            -

    Other noncash transactions for the year ended June 30, 1996 is composed of the following:

        Lower of cost or market adjustment to inventory                            $3,043,055
        Expenses paid by issuance of common stock                                     560,360
        Expenses paid by issuance of debt                                             421,500
        Amortization on bond and lease discounts                                       42,008
        Loss on sale of equipment                                                       1,885
                                                                                   ----------

             Total                                                                 $4,068,808
                                                                                   ==========

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.Income Taxes

     For the year ended June 30, 1996, the income tax benefit of $6,373 results from the adjustment of federal income taxes payable to the amount currently due. For the year ended June 30, 1995, the income tax benefit of $21,735 is comprised of federal and state deferred tax benefits of $562,395 and $2,637, respectively, offset by an increase in the deferred tax asset valuation allowance of $543,297. For the year ended June 30, 1994, no income tax provision (benefit) for federal or state income taxes was recorded.

     The provision (benefit) for income taxes differs from the statutory federal rate for the fiscal years ended June 30 as follows:
                                           1996          1995          1994

    Federal statutory rate                (34.0%)       (34.0%)       (34.0%)
    Valuation allowance of
       deferred income tax asset           34.0          33.9          34.0
    Other                                   0.0            .1          (0.0)
                                        -------       -------       -------
    Effective tax rate                      0.0%          0.0%          0.0%
                                        =======       =======       =======

     The components of the net deferred income tax asset as of June 30 are as follows:

                                                       1996          1995
Temporary differences:
    Depreciation, depletion and amortization
      of intangible drilling costs                 $  (976,118)   $(1,067,999)
    Book vs. tax treatment of
      acquisition of subsidiaries                    1,015,928            -
    Other                                               57,815        153,244
                                                   -----------    -----------

         Total                                          97,625       (914,755)

    Tax credit carryforward                             55,017            -
    Operating loss carryforward                      5,097,314      3,428,367
                                                   -----------    -----------

    Deferred income tax asset                        5,249,956      2,513,612

    Valuation allowance                             (5,249,956)    (2,513,612)
                                                   -----------    -----------

    Deferred income tax asset, net                 $         0    $         0
                                                   ===========    ===========

     The significant items included in the company's noncurrent deferred tax asset result from differences between the rates used in computing depreciation, depletion and amortization of intangible drilling costs for book and tax purposes, and the different accounting treatment of the acquisitions of KEMCO and IPS for book and tax purposes. The Company's valuation allowance increased $2,736,344 in fiscal 1996 and $543,297 in fiscal 1995.

     As of June 30, 1996, the Company had a net operating loss carryforward of approximately $14,992,000 for regular tax purposes. Of these losses, approximately $4,772,000 were incurred by Concord Energy, Inc., prior to its acquisition by MITI, and $1,114,000 (and the tax credit carryforward) were incurred by IPS prior to its acquisition by the Company, and will be subject to the separate return limitation years rules of the Internal Revenue Code. These losses will expire, if not utilized, in fiscal years ending June 30, 2007 through 2011.

13.Transactions with Related Parties

     Related Party Ownership Interests

     The former chairman of the Company's board of directors, personally and through Integrated and Tucker, which are companies that he owns own 2.61% of the Company's common stock as of June 30, 1996. Additionally, certain officers and directors of the Company, together with the chairman of the board own or control 7.02% of the Company's common stock as of June 30, 1996.

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Receivables from Related Parties/Affiliated Company

     Integrated and the Company have an agreement by which the associated receivables and payables may be netted. At June 30, 1996, the Company has a net receivable due from Integrated of $236,415. At June 30, 1995, the Company had a net payable due to Integrated of $594,685.

     As part of its ongoing operations, KEMCO conducts business with Atascosa Electric Services ("AES"), an entity which is owned and controlled by the family of Deral Knight, the president of KEMCO, who is also CEO, director and a stockholder of the Company. For the year ended June 30, 1996, KEMCO subcontracted $283,400 in electrical work to AES and at June 30, 1996 owed AES $37,040 which is included in accounts payable. At June 30, 1996, there was no receivable due from stockholder (Deral Knight) or due from affiliated company (AES). At June 30, 1995, the receivable due from stockholder (Deral Knight) and due from affiliated company (AES) were $103,619 and $15,937, respectively.

     Under the provisions of the agreement whereby the Company acquired Deral Knight's stock in KEMCO, Deral Knight has agreed to return to the Company, Concord Energy Incorporated common stock valued at $6.25 per share to the extent that Deral Knight owed money to the Company at June 30, 1995. Accordingly, in liquidation of the receivable balance, 17,130 shares of Company common stock issued to Deral Knight as part of the purchase price of his KEMCO stock are reflected as having been returned to the Company and are recorded as treasury stock at June 30, 1996.

     Other Payables to Related Parties

     At June 30, 1996, $270,227 is owed to Richard D. Barden, the president of IPS, and his wife June Barden. The balance generally consists of accrued compensation and expense reimbursements due to them and is included in accrued expenses in the accompanying balance sheet.

     Notes Payable to Stockholders

     Notes Payable to stockholders bear interest at rates ranging from 6% to 12% per annum which are generally payable at maturity. Interest expense incurred on these notes during fiscal 1996, 1995, and 1994 totals $26,000, $42,661 and $67,892, respectively. The notes mature at various dates through August 1996. Approximately $50,000 of the notes at June 30, 1996 are secured by future production of approximately 75,000 equivalent barrels of oil.

     Additionally, $230,000 of the $340,196 recorded as various unsecured notes at Note 8 represents notes payable to the former stockholders of IPS who became stockholders of the Company when the Company acquired IPS. Interest expense on these stockholder notes from March 1, 1996 through June 30, 1996 was $6,775.

     Joint Venture Agreement with Integrated

     In December 1994, KEMCO (prior to its acquisition by the Company) entered into an agreement with Integrated (the "Joint Venture Agreement") in which Integrated agreed to finance the purchase of certain gas plant and gas processing equipment, which was sold by KEMCO, in exchange for 50% of the profit realized by KEMCO on the sale of the inventory. During the three months ended June 30, 1995, the Company sold part of the related inventory for $900,000 which is included in contract revenue in the accompanying statement of operations for fiscal 1995. Integrated's share of the profit totalling $182,500 and the $535,000 cost of the inventory, are included in cost of contract revenue in the accompanying statement of operations for fiscal 1995. During the year ended June 30, 1996, KEMCO acquired the remaining inventory from the joint venture. The resulting $50,000 profit paid to Integrated is recorded as a cost of contract revenue in the statement of operations for fiscal 1996.

     Acquisition of IPS

     In March 1996, the Company acquired IPS, which at the time of the acquisition, had among its shareholders ten shareholders representing 45% of IPS's outstanding stock who were introduced to IPS by Tucker, eight of whom have made investments in the past in other ventures in which Mr. Swon, Tucker, Integrated and/or KEMCO had an interest, and eight of which shareholders had owned stock in the Company. Included with the acquisition of IPS was a $300,000 liability from IPS to Tucker, for funds previously advanced to IPS from Tucker. This $300,000 was applied to, and is included in the net receivable balance due from Integrated to the Company at June 30, 1996.

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Management Agreement

     The Company and Integrated had entered into an agreement (the "Management Agreement") which was terminated on June 30, 1996, that required Integrated to provide certain management, administrative and accounting services to the Company and certain subsidiaries for $116,000 per month. The services provided by Integrated included the receipt of cash for oil and gas sales and the payment of operating and capital expenditures on behalf of the Company. In accordance with the original provisions of the Management Agreement, the Company was also entitled to 10% of all syndicated retail partnership gross sales made by Integrated. As additional consideration for the Management Agreement, Integrated assigned to the Company, effective June 1, 1991 through March 31, 1994, its revenue sharing in future program syndications. Effective March 31, 1994, the Management Agreement was modified to provide the Company with 20% of all syndicated retail partnership gross sales made by Integrated. During fiscal 1994, the Company sold to Integrated all of its revenue sharing interests which were earned under the Management Agreement, aggregating $363,266. Revenue interest income earned was also remitted to Integrated in connection with the sale. The proceeds from the sale were recorded as a reduction to the Company's full-cost oil and gas properties pool. In the fiscal years ended June 30, the company recorded income from Integrated as follows:

                                  1996              1995                1994

    Syndication income         $ 140,000           $ 539,000          $ 522,053
    Revenue interest income         -                  -                  -
    Management fee income           -                 13,490             11,021
                               ---------          ----------         ----------
                               $ 140,000           $ 552,490          $ 533,074
                               =========           =========          =========

     Employment Agreements

     On November 1, 1991 IPS entered into an employment agreement with its president, Richard D. Barden. The agreement as modified on October 4, 1994 provides for him to receive an annual base salary of $96,200 per year. The agreement also provides for certain fringe benefits and bonuses and expires December 31, 2000.

     On November 9, 1994 KEMCO entered into an employment agreement with its president, Deral Knight. The agreement provides for him to receive a base salary of $125,000 per annum plus a bonus consisting of ten percent of KEMCO's pre-tax net profits from $1,500,000 to $2,000,000 and fifteen percent of pre-tax net profits which exceed $2,000,000. The agreement also provides for certain fringe benefits and expires May 7, 2000.

     Royalty Agreement

     In March, 1992 IPS entered into a royalty agreement with its president, Richard D. Barden, for any related oil and gas industry applications developed from the original idea of developing a set of proprietary software programs. Royalties under this agreement are calculated as follows: 1% of the first $1,500,000 of annual gross revenue, and 5% of annual gross revenue thereafter. The agreement expires December 31, 2015.

     Other Related Party Transactions

     The two automobiles held under capital lease are to be transferred to an officer and an employee of KEMCO, respectively upon the execution of the lease purchase options at the expiration of the lease terms.

     In March 1996 the Company finalized a sale of gas processing and related equipment to Integrated for $550,000. The Company's profit on the sale of these items was approximately $250,000. The plant was leased to a third party by KEMCO, which billed and collected the rentals and remitted them to Integrated.

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     In June 1996 the Company accepted 124,500 shares of the Company's common stock from Integrated, at a value of $3.00 per share which has been recorded in fiscal 1996 as a reduction of the net receivable balance due from Integrated as of June 30, 1996. This stock is included in the accompanying consolidated financial statement as treasury stock in stockholders' equity.

     In June 1996, in conjunction with the termination of the management agreement between the Company and Integrated, the Company recognized $150,000 of expenses from Integrated. These expenses represent costs incurred by Integrated between March 1994 and June 30, 1996, outside of the scope of the management contract which had not been previously charged to the Company. These costs were included in the accompanying consolidated financial statement within other expense in the consolidated statement of operations.

14.Supplemental Oil and Gas Information

    The following tables set forth information about the Company's oil and gas producing activities. All of the Company's activities are within the United States.

     a) Oil and Gas Reserves (Unaudited) - The following table of estimated proved developed and proved undeveloped reserves of oil and gas has been prepared by the Company utilizing estimates of year-end reserve quantities provided by independent petroleum consultants. Reserve estimates for producing oil and gas properties and for new discoveries are inherently imprecise and are expected to change as additional performance data becomes available.

     Proved developed and proved undeveloped reserves:
                                      Oil          Gas          Total
                                     (bbls)       (Mcf)       (EQB) (1)

Balance at June 30, 1993           2,023,547     1,999,359     2,356,772
Revisions of previous estimates      110,306       406,222       178,010
Extensions and discoveries             1,691       241,640        41,964
Production                           (67,280)     (379,859)     (130,590)
Sales of minerals in place           (15,017)      (82,010)      (28,685)
                                  ----------    ----------    ----------

Balance at June 30, 1994           2,053,247     2,185,352     2,417,471
Revisions of previous estimates     (573,450)     (223,880)     (610,763)
Extensions and discoveries           319,720       703,384       436,951
Production                           (51,257)     (295,626)     (100,528)
Sales of minerals in place               -             -             -
                                  ----------    ----------    ----------

Balance at June 30, 1995           1,748,260     2,369,230     2,143,131
Revisions of previous estimates      175,439      (258,528)      132,351
Extensions and discoveries               -             -             -
Production                           (32,815)     (302,583)      (83,246)
Sales of minerals in place           (50,050)     (191,129)      (81,904)
                                  ----------    ----------    ----------

Balance at June 30, 1996           1,840,834     1,616,990     2,110,332
                                  ==========    ==========    ==========

Proved developed reserves:

     June 30, 1994                   691,511     1,544,510       948,929
     June 30, 1995                   435,915     1,026,085       606,929
     June 30, 1996                   375,061       924,019       529,064


     (1) Equivalent barrels (Mcf of gas is converted to equivalent barrels by dividing by six).

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     b) Capitalized Costs Relating to Oil and Gas Producing Activities - are as follows:

                                                                 June 30
                                                 1996             1995           1994
Proved and unproved oil and gas properties   $ 11,802,536    $ 12,222,205    $ 12,165,723

Accumulated depletion and valuation
     allowances                                (4,287,790)     (3,855,255)     (3,310,387)
                                             ------------    ------------    ------------

Net capitalized costs                        $  7,514,746    $  8,366,950    $  8,855,336
                                             ============    ============    ============

Depletion, depreciation and amortization
     per equivalent barrel of production     $       5.19    $       5.43    $       4.74
                                             ============    ============    ============

     c). Costs incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities are as follows:

                                                   Year Ended June 30,
                                         1996             1995            1994

        Property acquisition costs     $ 22,081         $10,754         $ 34,093
        Development costs               127,500          45,728          143,222
                                       --------         -------         --------
              Total                    $149,581         $56,482         $177,315
                                       ========         =======         ========

     The Company has no unevaluated capitalized costs which are not currently subject to depletion.

     d). Results of Operations for Oil and Gas Producing Activities (excluding corporate overhead and interest costs) are as follows:

                                                  Year Ended June 30,
                                       1996            1995            1994

        Oil and gas sales           $1,203,559      $1,304,889       $1,738,741
        Production Costs              (639,271)       (747,003)      (1,104,682)
        Depreciation, depletion
          and amortization            (431,914)       (544,868)        (619,254)
                                    ----------      ----------       ----------
                                       132,374          13,018           14,805
        Income tax expense                  -               -                -
                                    ----------      ----------       -----------

        Results of operations for
         oil and gas producing
         activities (excluding
         corporate overhead and
         interest costs)            $  132,374      $   13,018       $    14,805
                                    ==========      ==========       ===========

     e). Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited) - The following table presents a standardized measure of future net cash inflows relating to proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the estimated year-end quantities of those reserves. Future production and development costs were computed by estimating the expenditures expected to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses were computed by applying year-end statutory tax rates with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company's proved oil and gas reserves, less the tax basis of the properties involved. The future income tax expense gives effect to tax credits and allowances relating to the Company's proved oil and gas reserves. Because of the imprecise nature of reserve estimates and the unpredictable nature of the other variables used, actual future cash inflows may vary considerably and the standardized measure does not necessarily represent the fair market value of the company's oil and gas reserves.

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                                Year Ended June 30,
                                                                     1996            1995            1994
Future cash inflows                                              $ 38,952,790    $ 33,376,800    $ 40,221,450
Future production and development costs                           (17,423,234)    (15,795,180)    (18,754,182)
Future income tax (expense) benefit                                   707,514        (473,342)     (1,646,771)
                                                                 ------------    ------------    ------------

Future net cash flows                                              22,237,070      17,108,278      19,820,497
10% annual discount for estimated timing of cash flows             (9,139,496)     (7,241,460)     (8,901,778)
                                                                 ------------    ------------    ------------
Standardized measure of discounted future net cash flows           13,097,574       9,866,818      10,918,719
at  the end of the year
Standardized measure of discounted future net cash flows            9,866,818      10,918,719      10,974,401
                                                                 ------------    ------------    ------------
at the beginning of the year
      Total change in standardized measure during the year       $  3,230,756    $ (1,051,901)   $    (55,682)
                                                                 ============    ============    ============

The following table sets forth an analysis of changes in the standardized measure of discounted future net cash flows from proved oil and gas reserves:

                                                                                 Year Ended June 30,
                                                                         1996            1995            1994
Sales of oil and gas produced, net of production costs           $   (564,290)   $   (557,886)   $   (634,059)
Net changes in price and production costs                           2,198,328         306,084        (706,812)
Extensions, discoveries, and improved recovery, less related
      costs                                                               -         2,118,471         204,643
Development costs incurred during the year                           (127,500)        (45,728)       (143,222)
Revisions of previous quantity estimates                            2,989,749      (3,873,137)        291,731
Accretion of discount                                               1,758,162       2,146,727       2,074,013
Net change in income taxes                                          1,180,856       1,173,428          94,963
Sales of reserves in place                                           (468,513)            -           407,134
Other                                                              (3,736,036)     (2,319,860)     (1,644,073)
                                                                 ------------    ------------    ------------
      Total change in standardized measure during the year       $  3,230,756    $ (1,051,901)   $    (55,682)
                                                                 ============    ============    ============

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Average sales price and production costs per unit of production were as follows:
                                                        Year Ended June 30
                                               1996           1995         1994
    Average sales price:

        Crude oil, per barrel               $  17.71       $  16.77     $  14.85
        Natural gas, per thousand
          cubic feet                            2.06           1.51         1.95
    Average crude oil and gas
      sales, per equivalent  barrel             4.46          12.98        13.31
    Average production costs, per
      equivalent barrel                         7.68           7.43         8.46

15.Events Subsequent to Date of Balance Sheet

     a. In August 1996, a 6% convertible note payable for $45,000 was converted to 22,557 shares of the Company's common stock by the note-holder. Upon the conversion, an additional 226 shares of the Company's common stock was issued as consideration for accrued interest expense through the date of conversion totaling $451.

     b. In August 1996, various notes which totaled $87,696 were converted to 14,616 shares of the Company's common stock. Upon the conversion, an additional 560 shares of the Company's common stock was issued as consideration for accrued interest expense through the date of conversion totaling $3,362. This stock was converted under agreements that require the Company to pay the difference between the price of the Company's stock on July 1, 1997 and $6 per share.

     c. In July 1996, the stock subscription receivable of $856,665 was collected in full.

     d. Through November 18, 1996, warrants to purchase 231,300 shares of the Company's common stock expired unexercised. These included a warrant for 100,000 shares that was replaced by a 50,000 share warrant which expires in February 1998.

     e. On November 22, 1996 the Company repurchased from Integrated plants and related equipment for $361,415. The purchase price was netted against the net receivable due from Integrated at June 30, 1996 of $236,415 which resulted in a net payment to Integrated of $125,000.

     f. On November 22, 1996 Jerry Swon resigned as chairman of the Company's board of directors. In conjunction with his resignation, the board of directors approved a severence payment of six months of his current salary totalling $75,000.

16. Business Segments

     The Company's operations are classified into two principal industry segments: oil and gas exploration and production (oil and gas) and locating, designing, refurbishing and installation of gas plants and gas processing equipment, including rentals (contracting). Prior to 1996 the Company operated primarily in the oil and gas industry. Following is a summary of segmented information for 1996.
                                                                  1996
     Net sales to unaffiliated customers:

        Oil and gas                                          $  1,203,559
        Contracting                                             9,411,407
        All other segments as reported in
          the accompanying statement
          of operations                                           213,243
                                                              -----------
                                                              $10,828,209
                                                              ===========

CONCORD ENERGY INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                                      1996
Income (loss) from operations:

    Oil and gas                                                  $    132,374
    Contracting                                                    (1,932,348)
    All other segments                                                200,577
                                                                 ------------
                                                                   (1,599,397)

Other income                                                           49,584
Other expenses                                                     (2,671,904)
Management agreement                                               (1,392,000)
Interest expense                                                   (1,199,949)
                                                                 ------------
    Loss before income tax as reported in the accompanying
         statement of operations                                 $ (6,813,666)

Identifiable assets:
    Oil and gas                                                  $  7,812,111
    Contracting                                                     7,652,392
    All other segments                                                    -
                                                                 ------------
                                                                   15,464,503

General corporate assets                                            4,650,488
                                                                 ------------
    Total assets as reported in the accompanying balance sheet   $ 20,114,991
                                                                 ============

Capital expenditures:
    Oil and gas                                                  $    130,365
    Contracting                                                       149,581
    All other segments                                                    -
    Corporate                                                         188,071
                                                                 ------------
         Total capital expenditures                              $    468,017
                                                                 ============

Depreciation, Depletion and Amortization:
    Oil and gas                                                  $    431,914
    Contracting                                                        68,576
    All other segments                                                    -
    Corporate                                                         123,448
                                                                 ------------
         Total depreciation depletion and amortization           $    623,938
                                                                 ============

     In 1996 net sales to two customers of the Company's contracting segment amounted to $3,418,778 and $3,103,783 accounting for 60% of the total revenues of the Company.

     The loss from operations of the contracting segment includes a lower of cost or market writedown of inventory of $3,043,055 and a charge of $521,500 for settlement of claim on a contract completed in a prior year as more fully discussed in notes 6 and 9, respectively.