Form 10QSB
period 1996-09-30
CONCORD ENERGY INC
filed 1996-12-13
CIK 796334

Form 10-QSB -- Quarterly or Transitional Report

(Mark One)

  |X|             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

  |_|                  TRANSITION REPORT UNDER SECTION 13
                          OR 15(d) OF THE EXCHANGE ACT
            For the transition period from ___________ to ___________

                         Commission File Number 0-23814

                           CONCORD ENERGY INCORPORATED
       (Exact name of small business issuer as specified in its charter)

         Delaware                                         22-2670198
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                    1515 Simmons Street, Jourdanton, TX 78026
                    (Address of principal executive offices)

                                 (210) 769-3955
                          (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

     At September 30, 1996, the outstanding common equity of Concord Energy Incorporated comprised 5,958,811 shares of common stock, $.0001 par value.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The following financial statements are filed as part of this report:

                                                                           Pages
                                                                           -----

Consolidated Balance Sheet (Unaudited),
         September 30, 1996 and 1995                                         F-1

Consolidated Statements of Operations and
         Accumulated Deficit (Unaudited)
         Three Months Ended September 30, 1996, and 1995                     F-2


Consolidated Statements of Cash Flows (Unaudited),
         Three Months Ended September 30, 1996, and 1995                     F-3


Notes to Consolidated Financial Statements                            F-4 - F-18

Item 2. Management's Discussion and Analysis or Plan of Operation. General Operations

     In May 1993 the Company consummated an Agreement and Plan of Reorganization ("Agreement") pursuant to which it entered into the oil and gas industry. Under the Agreement, the Company changed its name to Concord Energy Incorporated (referred to herein as the "Company") and became the parent of an entity which manages and owns interests in approximately 75 oil and gas wells primarily located in East Texas and the Louisiana Gulf Coast. The Company's oil and gas subsidiary was formed in June 1991 in order to effectuate a consolidation of 166 oil and gas partnerships.

     In May 1995, the Company acquired Knight Equipment and Manufacturing Corporation ("KEMCO"), which locates, designs, refurbishes, and installs gas processing plants for the natural gas industry. The effective date of the acquisition was April 1, 1995.

     In March 1996, the Company acquired Integrated Petroleum System Corporation ("IPS"), which has developed a unique, proprietary software which is used to collect, process and transmit data relative to petroleum production and processing operations.

Results of Operations

     The Company's revenues are primarily derived through its KEMCO subsidiary from the engineering, manufacturing, constructing and leasing of gas processing equipment. The Company also realizes revenue through the sale of oil and gas, well operations and the sale of oil and gas data gathering software developed by IPS. During the three months ended September 30, 1996 the Company reported total income from operations of $4,496,758. Contract revenues during the three months period were $3,978,351. Rental income for the three months period was $37,367. The Company's oil sales during the three month period were $241,354 and the gas sales totaled $178,479. The Company reported revenue from well operating income of $10,721 and software sales of $50,485 during the three months period ended September 30, 1996. By comparison, during the three months period ended
September 30, 1995 the Company reported total income from operations of $3,160,628, including contract revenues of $2,781,384, rental income of $34,447, oil sales of $155,643, gas sales of $94,837, revenue from syndication sales and revenue interests of $80,000 and well operating income of $14,317.

     Total revenues increased by $1,336,130 during the three months ended September 30, 1996 compared to the three months period ended September 30, 1995. This increase is primarily due to the increase in contract revenues of $1,196,967 and increases in oil and gas sales of $85,711 and $84,642, respectively.

     Total costs and operating expenses during the three months ended September 30, 1996 were $4,049,173. Cost of contract revenue during the period was $2,922,840. Lease operating expenses accounted for $167,939. Lease operating expenses as a percentage of total oil and gas sales were approximately 40%. In comparison, during the three months period ended September 30, 1995 total costs and operating expenses were $5,725,108. During the period ended September 30, 1995 costs of contract revenue were $1,573,934, lease operating expenses were $218,717 and lease operating expenses as a percentage of oil and gas sales were approximately 87%. Total costs and operating expenses decreased by $1,675,935, and lease operating expenses decreased by $50,778 during the three months period ended September 30, 1996 as compared to the three months period ended September 30, 1995, and lease operating expenses as a percentage of total oil and gas sales decreased by approximately 47%. Included in the costs and expenses in the three months period ended September 30, 1995 was the recording of a $3,043,055 inventory restatement. This was a result of a retail market value being booked at the time of the KEMCO acquisition rather than at wholesale value with the balance of the cost of acquisition being charged to goodwill as it should have been. Current management and the Company's new auditors have determined that the allocated costs were in error and has chosen to take a one time adjustment to more accurately reflect the operations of the Company. The decrease in costs and operating expenses from the September 30, 1995 quarter to that ending September 30, 1996 primarily relate to the inclusion of this adjustment in the prior period.

     During the three months period ended September 30, 1996, general and administrative expenses were $751,281. During the three months period ended September 30, 1995, the Company's total general and administrative expenses were $748,358, of which $348,000 consisted of payments under the Company's management agreement with Integrated, which was terminated on June 30, 1996. Also included in the three months period ended September 30, 1996 were costs of $155,740 associated with the winding down of the Company's New Jersey office and staff which costs have recently been reduced significantly as described in the Company's Form 10-KSB, for the fiscal year ended June 30, 1996.

     Depreciation, depletion and amortization expenses during the three months period ended September 30, 1996 were $207,113. During the three months period ended September 30, 1995 these expenses were $141,044. The increase of $66,069 is primarily due to the addition of $44,220 of amortization for IPS goodwill and the increase in oil and gas production.

     Interest expense for the three months period ended September 30, 1996 was $243,612. During the three months period ended September 30, 1995 interest expense was $348,096. The decrease of $104,484 is primarily the result of the elimination of bridge financing costs associated with the KEMCO acquisition.

     For the three months period ended September 30, 1996 the Company reported net income of $209,143. For the three months period ended September 30, 1995 the Company reported a net loss of $2,906,268. The increased net income of $3,043,055 for the three months ended September 30, 1996, as compared to the three months ended September 30, 1995, primarily resulted from the inventory restatement of $3,043,055 recorded in the three months period ended September 30, 1995 previously discussed.

Liquidity and Capital Resources

     As of September 30, 1996 the Company reported working capital of $2,491,153 compared to working capital of $3,843,101 at September 30, 1995. Total current assets increased by $1,748,136 which is the combination of a decrease in cash and cash equivalents of $29,098, an increase in receivables of $2,188,596 and a decrease in inventories and other current assets of $411,362, as compared to September 30, 1995. Total current liabilities increased from $4,661,931 as of

September 30, 1995 to $7,762,015 as of September 30, 1996, for a net increase of $3,100,084. The combination of the foregoing resulted in a net decrease in working capital of $1,351,948 from September 30, 1995 to September 30, 1996.

This decrease is primarily related to the reclassification of $2,920,000 from long term debt to short term debt, and the addition of $148,140 of short term debt acquired with IPS, partially offset by a net increase in cash and accounts receivable of $2,159,498.

Capital Expenditures and Commitments

     During the three months ended September 30, 1996, the Company incurred capital expenditures of $73,881. These capital expenditures were primarily for equipment purchases by KEMCO.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this Report to be signed on it's behalf by the undersigned, thereunto duly authorized.

                                         CONCORD ENERGY INCORPORATED
                                         (Company)

Dated: December 11, 1996              /s/ Deral Knight
                                      -----------------------------------------
                                          Deral Knight
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors

Dated: December 11, 1996              /s/ Scott Kalish
                                      -----------------------------------------
                                          Scott Kalish
                                          Treasurer
                                          (Principal Accounting Officer)

Concord Energy Incorporated and Subsidiaries

Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                     (Unaudited)    (Unaudited)
                                                    September 30,  September 30,
                                                         1996           1995
Assets

Current assets
  Cash and cash equivalents                         $    761,929    $   791,027
  Costs and estimated earnings in excess
    of billings on uncompleted contracts               1,515,817        787,979
  Accounts receivable, net of allowance for
    doubtful accounts of $132,390 and $67,490          2,190,894        811,898
  Receivable from stockholder                               --          115,602
  Receivable due from Integrated, net                    197,364           --
  Inventories                                          5,475,899      5,842,350
  Prepaid expenses and other assets                      111,265        156,176
                                                    ------------    -----------

    Total current assets                              10,253,168      8,505,032

Property, plant and equipment, net                     8,433,538      9,029,312
Goodwill, net                                          2,550,028           --
Bond issuance costs, net                                 293,075        494,649
    Other assets                                          50,000         50,000
                                                    ------------    -----------

    Total assets                                    $ 21,579,808   $ 18,078,993
                                                    ============    ===========

Liabilities and Stockholders' Equity

Current liabilities
  Current portion of notes payble to stockholders   $    250,000    $   325,000
  Current portion of long-term debt                    4,126,344      1,200,000
  Current portion of capital lease obligations            15,161           --
  Accounts payable                                     1,772,613      1,196,106
  Accrued expenses                                     1,499,979      1,375,882
  Payable due to Integrated, net                            --          428,107
  Federal income taxes payable                            97,918        136,836
                                                    ------------    -----------
    Total current liabilities                          7,762,015      4,661,931

Long term liabilities
    Notes payable                                      2,539,549      5,641,174
    Capital lease obligations                             52,368         46,673
                                                    ------------    -----------
Total Long term liabilities                            2,591,917      5,687,847
                                                    ------------    -----------

Commitments and Contingencies

Stockholders' equity
Preferred Stock, $.01 par value, 1,000 shares
authorized, 0 shares issued and outstanding                 --             --
Common stock, $.0001 par value, 20,000,000
shares authorized, 5,958,811 and 3,104,224
(pre-split) shares issued and outstanding                    594            310
Paid-In capital                                       22,605,392     14,936,568
Accumulated deficit                                  (10,899,544)
                                                    ------------    -----------
                                                      11,706,442      7,729,215
Treasury Stock                                          (480,566)          --
                                                    ------------    -----------
Total stockholders' equity                            11,225,876      7,729,215
                                                    ------------    -----------

Total liabilities and stockholders' equity          $ 21,579,808   $ 18,078,993
                                                    ============    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                    (Unaudited)      (Unaudited)
                                                   Quarter Ended   Quarter Ended
                                                   September 30,   September 30,
                                                        1996            1995
Revenue:
  Oil sales                                         $    241,354    $   155,643
  Gas sales                                              178,479         94,837
                                                    ------------    -----------

    Total oil and gas sales                              419,833        250,480

  Contract revenue                                     3,978,351      2,781,384
  Syndication sales and revenue interests                   --           80,000
  Well operating income                                   10,721         14,317
  Rental income                                           37,367         34,447
  Software Sales                                          50,485           --
                                                    ------------    -----------

    Total revenue                                      4,496,758      3,160,628
                                                    ------------    -----------

Costs and Operating Expenses:
  Lease operating                                        167,939        218,717
  Cost of contract revenue                             2,922,840      1,573,934
  Inventory - adjustment to lower of cost or market         --        3,043,055
  General and administrative:
    Management agreement                                    --          348,000
    Other expenses                                       751,281        400,358
  Depreciation, depletion and amortization               207,113        141,044
                                                    ------------    -----------

    Total costs and operating expenses                 4,049,173      5,725,108
                                                    ------------    -----------

    Income (Loss) from Operations                        447,585     (2,564,480)
                                                    ------------    -----------

Other income (expense)
  Other income                                             5,170          6,308
  Interest expense                                      (243,612)      (348,096)
                                                    ------------    -----------

                                                        (238,442)      (341,788)
                                                    ------------    -----------

    Income (Loss) before income taxes                    209,143     (2,906,268)
                                                    ------------    -----------
Income tax expense                                          --             --
                                                    ------------    -----------

Net Income (Loss)                                   $    209,143    $(2,906,268)
                                                    ============    ===========

Accumulated deficit, beginning of period             (11,108,688)   $(4,301,395)
                                                    ============    ===========

Accumulated deficit, end of period                  $(10,899,545)   $(7,207,663)
                                                    ============    ===========

Income (Loss) per share                             $       0.04    $     (0.94)
                                                    ============    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                     (Unaudited)       (Unaudited)
                                                                    Quarter Ended     Quarter Ended
                                                                    September 30,     September 30,

                                                                        1996              1995
Cash flows from operating activities
Net Income (loss)                                                   $   209,143        $(2,906,268)
Adjustments to reconcile net income/loss to net cash
(used in) provided by operating activities:
Depreciation, depletion and amortization                                207,113            141,044
Other noncash transactions                                              132,485          3,043,055
Decrease (Increase) in assets:
 Accounts receivable                                                   (931,109)          (115,340)
 Costs and estimated earning in excess
   of billings on uncompleted contracts                              (1,398,722)          (326,327)
 Receivable due from Stockholder                                           --              (11,983)
 Receivable due from affiliated company                                    --               15,937
 Inventories                                                            606,074           (432,780)
 Deferred income taxes                                                     --               22,006
 Other assets and liabilities                                           (91,001)           (77,327)
(Decrease) Increase in liabilities
 Accounts payable                                                       440,223            337,571
 Accrued expenses                                                       312,745            871,264
 Federal income tax payable                                                --               16,738
 Receivable due from/payable due to Integrated, net                      39,051           (166,578)
 Interest payable to stockholders                                          --                3,375
                                                                    -----------        -----------

   Net cash provided by (used in) operating activities                 (473,998)           414,388
                                                                    -----------        -----------

Cash flows from investing activities
  Purchase of propery, plant , oil and gas equipment,
   well workovers and recompletions                                     (73,882)            37,601
                                                                    -----------        -----------

   Net cash (used in) provided by investing activities                  (73,882)            37,601
                                                                    -----------        -----------
Cash flows from financing activities
  Net proceeds from note payable                                           --              775,000
  Net proceeds from issuance of common stock                            856,665               --
  Principal payments on notes payable and
    capital lease obligations                                          (444,939)          (693,750)
                                                                    -----------        -----------

     Net cash flows provided by (used in)
      financing activities                                              411,726             81,250
                                                                    -----------        -----------

Net increase (decrease) in cash and cash equivalents                   (136,154)           533,238
                                                                    -----------        -----------

Cash and cash equivalents at beginning of period                        898,083            257,788
                                                                    -----------        -----------

Cash and cash equivalents at end of period                          $   761,929        $   791,027
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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Organization, Recapitalization, and Operations

Concord Energy Incorporated (the "Company") is an oil and gas production and service company which also locates, designs, refurbishes and installs gas plants and gas processing equipment for customers in the natural gas industry. In addition, the Company provides rentals of gas plants and gas processing equipment and provides services such as engineering, procurement, dismantling, reapplication and relocation of complete gas processing facilities. In addition, the Company has developed unique, proprietary software which is used to collect, process and transmit data relative to petroleum production and processing operations. The Company is headquartered in Jourdanton, Texas with substantially all of its oil and gas operations in East Texas and the Louisiana Gulf Coast. The Company's wholly-owned subsidiaries, Concord Operating, Inc. ("COI"), and Knight Equipment & Manufacturing Corporation ("KEMCO") are located in Jourdanton, Texas, and Integrated Petroleum Systems Corporation ("IPS") is located in Denver, Colorado.

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

Prior to the exchange, the Partnerships were managed by Integrated Energy, Inc. ("Integrated") and Tucker Financial, Inc. ("Tucker") which were in the business of establishing and managing oil and gas limited partnerships. Subsequent to the exchange through June 30, 1996, Integrated continued to provide certain management and administrative services to the Company pursuant to a management agreement between the Company and Integrated, which was terminated on June 30, 1996. COI manages the production of Company-owned oil and gas properties.

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

In  December  1995,  the  company  effectuated  a 1 for 5 reverse  split of it's outstanding stock. Historical stockholders equity has been retroactively restated for all periods presented in the accompanying consolidated financial statements to reflect this reverse split.

2.   Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements are comprised of the Company and its wholly-owned subsidiaries, Concord Energy, Inc., Concord Operating, Inc., Knight Equipment & Manufacturing Corporation and its wholly-owned subsidiary, K & S Engineering, Inc. and Integrated Petroleum Systems. All significant intercompany accounts and transactions are eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Goodwill

Goodwill is amortized straight-line over it's estimated useful life of 15 years in accordance with Generally Accepted Accounting Principles.

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

Deferred financing and bond issuance costs

Costs incurred in conjunction with obtaining financing (including costs associated with the issuance of bonds) are amortized using the straight-line method over the term of the related financing agreement or bond. Bond issuance costs at June 30, 1996 and 1995 is stated net of accumulated amortization of $227,686 and $31,445, respectively.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Syndication sales

Under an agreement between the company and Integrated (see Note 10) which was terminated on June 30, 1996, the Company was entitled to receive 20% of all sales made by Integrated of syndicated retail partnerships. This revenue was recognized when earned.

Well operating income

The Company, through its wholly owned subsidiary COI, manages and operates wells. The revenue generated from these services is recognized when earned.

Rental revenue

The Company leases certain gas plants and separators to customers under short term leases which are accounted for as operating leases. At September 30, 1996 and 1995, there are no significant future minimum rentals to be received under these noncancelable operating leases.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Net income (loss) per share

Net loss per share of common stock is based upon the number of shares of common stock outstanding (5,958,811 in fiscal 1996 and 3,104,224 in fiscal 1995) . The Company's common stock equivalents, which consist of outstanding warrants to purchase the Company's common stock, are not considered in the net income (loss) per share calculation since their effect is anti-dilutive.

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

On March 1, 1996 the Company acquired all of the issued and outstanding shares of the common stock of IPS for 600,000 shares of the Company's common stock in a business combination accounted for under the purchase method of accounting. The results of operations of IPS subsequent to March 1, 1996, are included in these consolidated financial statements.

At the time of purchase, IPS liabilities exceed the value of it's assets by $853,208, which when added to the $1,800,000 value assigned to the shares of common stock issued resulted in goodwill of $2,653,208 being recorded. Amortization of $103,180 is recorded as of September 30, 1996.

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

5.   Inventory - Lower of Cost or Market Adjustment

Based on a comparison of the estimated potential sales prices to the recorded carrying costs of the inventory of plants acquired in the KEMCO acquisition, management has determined that the recorded cost of the inventory of such plants was in excess of the market value of the plants which would allow a reasonable profit margin on the sale of the plants. The recorded cost of the inventory of such plants had been determined based on an appraisal obtained and relied upon to establish the value of the plants at the time KEMCO was acquired. Management subsequently determined that the values assigned to the plants were the appraiser's estimated retail sales price of the plants rather than a wholesale market value that would allow a reasonable profit margin on the sales of the plants.

To adjust the carrying cost of the plants to their estimated market value, an adjustment of $3,043,055 was charged to expense for the quarter ended September 30, 1995.

6.   Property, Plant and Equipment, Net

Significant components comprising property, plant and equipment at September 30 include the following:

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                           1996            1995


Oil & gas properties:

     Leasehold costs                               $  7,495,916    $  7,368,416
     Lease well & equipment                           1,845,508       1,944,882
     Intangibles                                      1,904,925       1,904,925
     Property, plant & equipment                        484,181         945,431
         Other                                           80,632          58,551
                                                   ------------    ------------
                                                     11,811,162      12,222,205
                                                   ------------    ------------


Other property, plant & equipment

         Land                                           185,413         159,913
         Buildings & improvements                       359,535         239,675
         Machinery & equipment                          305,999         186,820
         Vehicles                                       237,896         218,769
         Furniture, fixtures & software                 191,679          81,710
                                                   ------------    ------------
                                                      1,280,522         886,887
                                                   ------------    ------------

Accumulated depreciation,

depletion and amortization                           (4,658,146)     (4,079,780)
                                                   ------------    ------------

Property, plant and equipment, net                 $  8,433,53 8   $  9,029,312
                                                   ------------    ------------


Depreciation, depletion and amortization of oil and gas properties, and depreciation of other property, plant and equipment for the periods ended September 30, is as follows:

                                                            1996           1995

Oil and gas properties                                   $130,498       $111,044
Other property, plant and equipment                        32,395         30,000
                                                         --------       --------

                                                         $162,893       $141,044
                                                         ========       ========

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.   Debt and Capital Lease Obligations

Debt

Long-term debt includes the following at September 30:

                                                    1996                1995

Bond payable, dated May 1995, with
interest at 10% per annum, requiring
semi-annual interest payments through
maturity on May 1, 1997. The bond is
secured by the assets of KEMCO. As
additional consideration, the Company
issued 90,000 shares of common
shares to the lender                              $2,920,000          $2,920,000


Secured notes payable, dated December
1994, with a face value of $2,500,000
issued at $750,000 discount. The notes
bear interest at 9% per annum with an
effective interest rate of 15% per
annum. Semi-annual interest payments of
$112,500 are required through maturity
in January 2010. The notes are secured
by certain gas plants and equipment
and a guarantee of the Company.                    1,779,476           1,762,387


Secured notes payable, dated September
1994, with a face value of $1,400,000
issued at a $604,500 discount. The notes
bear interest at 6% per annum payable
semi-annually with an effective interest
rate of 14.02% per annum. Annual
principal payments of $140,000 are
required beginning in August 2005
through maturity in August 2009. The
notes are secured by certain oil and gas
property owned by the Company.                       728,088             708,787

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Acquisition bridge financing evidenced
by notes payable which bear interest at
12% per annum. The interest and related
principal are due at various maturity
dates through November 1996.
Approximately $180,000 and $500,000 of
the notes at June 30, 1996 and 1995,
respectively are secured by a personal
guarantee from Jerry Swon, former
Chairman of the Company's Board of
Directors,  who is also a shareholder
of the Company.                                       60,000             500,000


Unsecured notes payable, bearing
interest at 7% per annum. Interest and
Principal were due at various
dates through August 1995.                              --                50,000

12% convertible notes, dated October
1994, convertible at maturity into
shares of the Company's common stock.
$125,000 of these notes matured and were
converted into 25,000 shares of the
Company's common stock. Upon the
conversion, an additional 3,000 shares
of the Company's common stock was issued
as consideration for accrued interest
expense through the date of conversion
totaling $15,000. The remainder of the
notes mature in October 1996. The notes
are secured by certain oil and gas
property owned by the Company.                       125,000             125,000

secured note payable date January 1996,
with interest at 9% per annum. Interest
and principal of $1,271 are due monthly
through January 2000. The note is
secured with certain equipment owned by
the Company.                                          43,774                --

Unsecured non-interest bearing note
payable dated March 1996 payable in
monthly installments of $43,599 through
maturity on December 15, 1996.                       217,500                --

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Secured note payable dated February
1996, with interest at 12% per annum.
Principal and interest are due at
maturity on February 28, 1997. The note
is secured by a certain gas plant owned
by the Company.                                      600,000                --

In July, 1995 issued $500,000 of 12%
convertible notes. Upon maturity, or any
time prior thereto, each $250,000
portion of the obligation is convertible
into additional shares of common stock.
The notes mature, one half each July 7,
1996 and August 7, 1996, respectively.                  --               500,000

On August 21, 1995, the Company issued
$275,000 of 12% convertible notes. Upon
maturity, or any time prior thereto, the
obligation is convertible into
additional shares of common stock at
$5.00 per share. The note matures on
August 21, 1996.                                        --               275,000

Various unsecured notes payable, bearing
interest of 4.5% to 12% per annum. The
interest and principal are due at various
maturity dates through May 1997.                     192,055                --
                                                  ----------          ----------

Total debt outstanding                             6,665,893           6,841,174

Less: current portion                              4,126,344           1,200,000
                                                  ----------          ----------

Long-term debt                                    $2,539,549          $5,641,174
                                                  ----------          ----------


As of September 30, 1996, maturities and scheduled payments for the next five fiscal years and thereafter are: $4,126,344 in fiscal 1997, $12,608 in fiscal 1998, 58,790 in fiscal 1999, $8,635 in fiscal 2000, and the remainder after fiscal year 2001.

Capital Lease Obligations

In conjunction with its acquisition of KEMCO, the Company acquired certain leased equipment which is accounted for as capital leases. Prior to the acquisition, certain of the leases were prepaid at inception. Capital lease obligations recorded in the accompanying consolidated financial statements represent the present value of the lease purchase options which are exercisable

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

at the end of the lease term in December 1997, discounted at an interest rate of 16% and the future payments due on a lease of a yard facility discounted at 12%.

Capital lease obligations as of September 30 consist of the following:

                                                             1996          1995

Total future minimum lease payments                        $79,106       $67,106
Less:  amounts representing interest                        11,577        20,433
                                                           -------       -------

Present value of  minimum lease payments                   $67,529       $46,673
                                                           =======       =======

The obligations under capital lease mature as follows: $15,161 in fiscal 1997 and $52,368 in fiscal 1998.

Capital lease obligations as of June 30 consist of the following:

                                                             1996          1995

Total future minimum lease payments                        $85,106       $67,106
Less: amounts representing interest                         14,013        20,433
                                                           -------       -------

Present value of minimum lease payments                    $71,093       $46,673
                                                           -------       -------

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Legal Matters

As of September 30, 1996, the Company was involved in various litigation matters which it considers to be in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the claims either lack merit, or the potential liability, if any, upon the ultimate disposition of these lawsuits will not have a material effect on the Company's financial position or results of operations.

9.   Outstanding Warrants

Warrants outstanding as of September 30, 1996 to purchase shares of the Company's common stock are summarized as follows:


Date of Issuance   Number of Shares     Exercise Price/Share     Expiration Date

November 1994           1,500                  $7.50              November 1997
June 1995              50,000                   2.90              February 1998
June 1995             100,000                   7.50                July 1997
August 1995            27,500                   7.50               August 1996
November 1995          20,000                   5.00              November 1998
February 1996          25,000                   4.00               January 1999
February 1996         103,800                   4.50               October 1996
February 1996         100,000                   5.00               October 1996
May 1996               25,000                   3.00              November 1996
May 1996               20,000                   3.75                June 1998
May 1996              100,000                   3.75                June 1999
May 1996               15,000                   4.00               January 1998
May 1996              100,000                   4.50                March 2001
May 1996              200,000                   2.625               July 1999


The Company has sufficient shares authorized but not issued for use in the event these warrants are exercised.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.  Transactions with Related Parties

Related Party Ownership Interests

The former chairman of the Company's board of directors, personally and through Integrated and Tucker, which are companies that he owns, own 2.58% of the Company's common stock as of September 30, 1996. Additionally, certain officers and directors of the Company, together with present chairman of the board own or control 6.69% of the Company's common stock as of September 30, 1996.

Receivables from Related Parties/Affiliated Company

Integrated and the Company had an agreement by which the associated receivables and payables may be netted. At September 30, 1996, the Company had a net receivable due from Integrated of $197,364. At September 30, 1995, the Company had a net Payable due to Integrated of $428,107.

As part of its ongoing operations, the Company conducts business with Atascosa Electric Services ("AES"), an entity which is owned and controlled by the family of Deral Knight, the president of KEMCO, who is also CEO, chairman of the board of directors and a stockholder of the Company. At September 30, 1996, there was no receivable due from stockholder (Deral Knight) or due from affiliated company
(AES). At September 30, 1995, the receivable due from stockholder (Deral Knight) and due from affiliated company (AES) were $115,602 and $0, respectively

Under the provisions of the agreement whereby the Company acquired Deral Knight's stock in KEMCO, Deral Knight has agreed to return to the Company, Concord Energy Incorporated common stock valued at $6.25 per shares to the extent that Deral Knight owed money to the Company at June 30, 1995. Accordingly, in liquidation of the receivable balance, approximately 17,000 shares of Company common stock issued to Deral Knight as part of the purchase price of his KEMCO stock are reflected as having been returned to the Company and are recorded as treasury stock at September 30, 1996.

Other Payables to Related Parties

At September 30, 1996, $267,968 is owed to Richard D. Barden, the president of IPS, and his wife June Barden. The balance generally consists of accrued compensation and expense reimbursements due to them and is included in accrued expenses in the accompanying balance sheet.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Management Agreement

The Company and Integrated had entered into an agreement (the "Management Agreement") that required Integrated to provide certain management, administrative and accounting services to the Company and certain subsidiaries for $116,000 per month which was terminated on June 30, 1996. The services provided by Integrated include the receipt of cash for oil and gas sales and the payment of operating and capital expenditures on behalf of the Company. In accordance with the original provisions of the Management Agreement, the Company is also entitled to 10% of all syndicated retail partnership gross sales made by Integrated. As additional consideration for the Management Agreement, Integrated assigned to the Company, effective June 1, 1991 through March 31, 1994, its revenue sharing in future program syndication's. Effective March 31, 1994, the Management Agreement was modified to provide the Company with 20% of all syndicated retail partnership gross sales made by Integrated. During fiscal 1994, the Company sold to Integrated all of its revenue sharing interests which were earned under the Management Agreement, aggregating $363,266. Revenue interest income earned was also remitted to Integrated in connection with the sale. The proceeds from the sale were recorded as reduction of the Company's full-cost oil and gas properties pool. In the period ended September 30, 1996 and 1995 the Company recorded income from Integrated for as follows:

                                                         1996            1995

Syndication income                                     $    --          $80,000
                                                       ---------        -------

                                                       $    --          $80,000
                                                       ---------        -------

Employment Agreements

On November 1, 1991 IPS entered into an employment agreement with its president, Richard D. Barden. The agreement as modified on October 4, 1994 provides for him to receive an annual base salary of $96,200 per year. The agreement also provides for certain fringe benefits and bonuses and expires December 31, 2000.

On November 9, 1994 KEMCO entered into an employment agreement with its president, Deral Knight. The agreement provides for him to receive a base salary if $125,000 per annum plus a bonus consisting of ten percent of KEMCO's pre-tax net profits from $1,500,000 to $2,000,000 and fifteen percent of pre-tax net profits which exceed $2,000,000. The agreement also provides for certain fringe benefits and expires May 7, 2000.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

In June 1996 the Company accepted 124,500 shares of the Company's common stock from Integrated, at a value of $3.00 per share. This stock is included in the accompanying consolidated financial statement as Treasury stock in stockholders' equity. The purchase price of this stock was netted against the Receivable due from Integrated.

11.  Events Subsequent to Date of Balance Sheet

On November 22, 1996 the Company repurchased from Integrated plants and related equipment for $361,415. The purchase price was netted against the net receivable due from Integrated at June 30, 1996 of $236,415 which resulted in a net payment to Integrated of $125,000.

On November 22, 1996 Jerry Swon resigned as chairman of the Company's board of directors. In conjunction with his resignation, the board of directors approved a severance payment of six months of his current salary totaling $75,000.