Form 10QSB/A
period 1995-09-30
CONCORD ENERGY INC
filed 1996-12-20
CIK 796334

Amended Form 10-QSB -- Quarterly or Transitional Report

(Mark One)
   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1995

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


               75 Claremont Road, Bernardsville, New Jersey 07924
                    (Address of principal executive offices)


                                  908-766-1020
                           (Issuer's telephone number)



              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes _X_    No ___

     At September 30, 1995, the outstanding common equity of Concord Energy Incorporated comprised 15,521,122 shares of common stock, $.0001 par value.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following financial statements are filed as part of this report:

                                                                       Pages
                                                                       -----

Consolidated Balance Sheet (Unaudited),
     September 30, 1995 and 1994                                        F-1

Consolidated Statements of Operations and
     Accumulated Deficit (Unaudited)
     Three Months Ended September 30, 1995,  1994 and 1993              F-2

Consolidated Statements of Cash Flows (Unaudited),
     Three Months Ended September 30, 1995, 1994 and 1993               F-3

Notes to Consolidated Financial Statements                           F-4 - F-14

Item 2. Management's Discussion and Analysis or Plan of Operation. General Operations

     In May 1993 the Registrant consummated an Agreement and Plan of Reorganization ("Agreement") pursuant to which it entered into the oil and gas industry. Under the Agreement, the Registrant changed its name to Concord Energy Incorporated (referred to herein as the "Company") and became the parent of an entity which manages and owns interests in approximately 125 oil and gas wells primarily located in East Texas and the Louisiana Gulf Coast. Concord's oil and gas subsidiary was formed in June 1991 in order to effectuate a consolidation of 166 oil and gas partnerships. Following Monoclonal's acquisition of Concord, the Company changed its fiscal year end to June 30 in order to coincide with the fiscal year of its operating subsidiary (Concord).

     In  May  1995,  the  Company  acquired  KEMCO,   which  locates,   designs,
refurbishes, and installs gas processing plants for the natural gas industry. The effective date of the acquisition was April 1, 1995.

Results of Operations

     The Company's revenues are primarily generated through the sale of oil and gas. The Company also realizes revenue through syndication sales by its affiliate Integrated Energy Incorporated ("Integrated") and revenue interests in such syndications as well as through well operations. During the three months ended September 30, 1995 the Company reported total income from operations of $3,160,628. Contract revenues during the three month period were $2,781,384. Rental income for during the three month period were $34,447. Oil sales during the three month period were $155,643 while gas sales totaled $94,837. The Company reported revenue from syndication sales and revenue interest income of $80,000 and well operating income of $14,317 during the three month period ended September 30, 1995. By comparison, during the three month period ended September 30, 1994 the Company reported total income from operations of approximately $485,624, oil sales of $192,592 and, gas sales of $133,524, revenue from syndication sales and revenue interests of $143,950 and well operating income of $15,558.

     Total revenues increased by $2,675,004 during the three months ended September 30, 1995 compared to the three month period ended September 30, 1994. This increase is primarily due to the addition of KEMCO's operations.

     Total costs and expenses during the three months ended September 30, 1995 were $5,725,108. Cost of contract revenue during the period were $1,573,934. Lease operating expenses accounted for $218,717, during the three month period. Lease operating expenses as a percentage of total oil and gas sales were approximately 87%. In comparison, during three month period ended September 30, 1994 total costs and expenses were $696,186, lease operating expenses were $179,871 and lease operating expenses as a percentage of oil and gas sales were approximately 55%. Total costs and expenses increased by $5,028,922, and lease operating expenses increased by $38,846, during the three month period ended September 30, 1995 as compared to the three month period ended September 30, 1994, and lease operating expenses as a percentage of total oil and gas sales increased by approximately 22%. The increases in costs and expenses primarily relates to the inclusion of KEMCO's cost of operations and the recording of a $3,043,055 inventory restatement. This was a result of a retail market value being booked at the time of the KEMCO acquisition rather than a wholesale value with the balance of the cost of acquisition being charged to goodwill as it should have been. Management has determined that the allocated costs were in error and has chosen to take a one time adjustment to more accurately reflect the operations of the Company.

     During the three month period ended September 30, 1995 general and administrative expenses were $748,358. $348,000 of such expenses were incurred under the Company's management agreement with its affiliate Integrated. Other general and administrative expenses, which include KEMCO's administrative costs as well as professional fees and franchise taxes, were $400,358, during the three month period ended September 30, 1995. During the three month period ended September 30, 1994, the Company's total general and administrative expenses were $400,180. $348,000 of such expenses were incurred under the Company's management agreement with Integrated. The primary increase in the Company's general and administrative costs are those additional costs associated with KEMCO.

     Depreciation, depletion and amortization expenses during the three month period ended September 30, 1995 were $141,044. During the three month period ended September 30, 1994 these expenses were $116,135. The $24,909 increase in these expenses primarily result from the additional depreciation related to KEMCO's property, plant and equipment which total $30,000 for the three month period ended September 30, 1995.

     Interest expense for the three month period ended September 30, 1995 was $348,096. During the three month period ended September 30, 1994 these expenses were $37,751. The increase of $310,345 is the result of the additional debt obtained for KEMCO's inventory acquisitions and the financing related to the KEMCO acquisition.

     For the three month period ended September 30, 1995 the Company reported a net loss of $2,906,268. For the three month period ended September 30, 1994 the Company reported a net loss of $247,119. The increased net loss of $2,659,149 for the three months ending September 30, 1995 as compared to the three months ending September 30, 1994, resulted primilary from the inventory restatement of $3,043,055 previously discussed.

Liquidity and Capital Resources

     As of September 30, 1995 the Company reported working capital of $3,843,101 compared to working capital of $219,299 at September 30, 1994. Total current assets increased by $7,533,196 which is the combination of an increase in cash and cash equivalents of $282,680 and an increase in receivables of $1,251,990 and an increase in inventories and other current assets of $5,998,526, as compared to September 30, 1994. Total current liabilities increased from $752,537 as of September 30, 1994 to $4,661,931 as of September 30, 1995, for a
net increase of $3,909,394. The combination of the foregoing resulted in a net increase in working capital of $3,623,802 from September 30, 1994 to September 30, 1995. This increase is primarily related to the acquisition of KEMCO and the related long term debt and equity financing

     On July 7, and August 21, 1995 the Company issued $500,000 and $275,000, respectively, of convertible notes to private investors. During the three month period ending September 30, 1995 the Company made principal payments of notes payable Totaling $693,750.

     On October 4, 1995 the Company completed a sale of properties for which the Company will realize net proceeds of approximately $450,000. A majority of these funds will be used to meet the obligations represented by the notes payable associated with the KEMCO acquisition.

Capital Expenditures and Commitments

     During the three months ended September 30, 1995, the Company incurred capital expenditures of $37,601. These capital expenditures consisted primarily of equipment purchases by KEMCO.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CONCORD ENERGY INCORPORATED
                                        (Registrant)


                                        s\Deral Knight
                                        ----------------------------------------
Dated: December 16, 1995                Deral Knight
                                        President, Chief Executive Officer
                                        and Chairman of the Board of Directors



Dated: December 16, 1995                s\Scott Kalish
                                        ----------------------------------------
                                        Scott Kalish
                                        Treasurer (Principal Accounting Officer)

Concord Energy Incorporated and Subsidiaries

Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                             (Unaudited)    (Unaudited)
                                                                            September 30,   September 30,
                                                                                1995            1994
Assets

Current assets
   Cash and cash equivalents                                                $    791,027    $    508,347
   Costs and estimated earnings in excess
       of billings on uncompleted contracts                                      787,979            --
   Accounts receivable, net of allowance for
       doubtful accounts of $67,490 and $0                                       811,898         255,352
   Receivable due from Integrated                                                   --           208,137
   Receivable from stockholder                                                   115,602            --
   Receivable due from affiliated company                                           --              --
   Inventories                                                                 5,842,350            --
   Prepaid expenses and other assets                                             156,176            --
                                                                            ------------    ------------

       Total current assets                                                    8,505,032         971,836

Property, plant and equipment, net                                             9,029,312       8,728,359
Bond issuance costs, net                                                         494,649          70,000
Other assets                                                                      50,000            --
                                                                            ------------    ------------

       Total assets                                                         $ 18,078,993    $  9,770,195
                                                                            ============    ============


Liabilities and Stockholders' Equity
Current liabilities
   Current portion of notes payable to stockholders                         $    325,000    $    343,749
   Current portion of long-term debt                                           1,200,000            --
   Accounts payable                                                            1,196,106         329,548
   Accrued expenses                                                            1,375,882          79,240
   Payable due to Integrated, net                                                428,107            --
   Federal  income taxes payable                                                 136,836            --
                                                                            ------------    ------------

       Total current liabilities                                               4,661,931         752,537

Long term liabilities
  Notes payable to stockholders                                                     --            50,000
  Notes payable                                                                5,641,174         700,500
  Capital lease obligations                                                       46,673            --
                                                                            ------------    ------------

     Total Long term liabilities                                               5,687,847         750,500
                                                                            ------------    ------------

Commitments and Contingencies

Stockholders' equity
   Preferred Stock, $.01 par value, 1,000  shares
     authorized, 0 shares issued and outstanding                                    --              --
   Common stock, $.0001 par value,  20,000,000 shares
     authorized,  15,521,122 and 11,111,660 shares issued and outstanding          1,552           1,111
   Paid-In capital                                                            14,935,326      11,233,768
   Accumulated deficit                                                        (7,207,663)     (2,967,721)
                                                                            ------------    ------------

       Total stockholders' equity                                              7,729,215       8,267,158
                                                                            ------------    ------------

       Total liabilities and stockholders' equity                           $ 18,078,993    $  9,770,195
                                                                            ============    ============



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                      (Unaudited)         (Unaudited)
                                                     Quarter Ended       Quarter Ended
                                                     September 30,       September 30,
                                                         1995                1994
Revenue
  Oil sales                                           $   155,643         $   192,592
  Gas sales                                                94,837             133,524
                                                      -----------         -----------

     Total oil and gas sales                              250,480             326,116

  Contract revenue                                      2,781,384                --
  Syndication sales and revenue interests                  80,000             143,950
  Well operating income                                    14,317              15,558
  Rental income                                            34,447                --
                                                      -----------         -----------

     Total revenue                                      3,160,628             485,624
                                                      -----------         -----------


Costs and Operating Expenses
  Lease operating                                         218,717             179,871
  Cost of contract revenue                              1,573,934                --
  Inventory - adjustment to lower of cost or market     3,043,055                --
  General and administrative:
      Management agreement                                348,000             348,000
      Other expenses                                      400,358              52,180
  Depreciation, depletion and amortization                141,044             116,135
                                                      -----------         -----------

      Total costs and operating expenses                5,725,108             696,186
                                                      -----------         -----------

     Income (Loss) from Operations                     (2,564,480)           (210,562)
                                                      -----------         -----------

Other income (expense)
  Other  income                                             6,308               1,194
  Interest expense                                       (348,096)            (37,751)
                                                      -----------         -----------

                                                         (341,788)            (36,557)
                                                      -----------         -----------

     Income (Loss) before income taxes                 (2,906,268)           (247,119)
                                                      -----------         -----------

          Income tax expense                                 --                  --
                                                      -----------         -----------

     Net Income (Loss)                                $(2,906,268)        $  (247,119)
                                                      ===========         ===========

Accumulated deficit, beginning of period               (4,301,395)         (2,720,602)
                                                      ===========         ===========

Accumulated deficit, end of period                    $(7,207,663)        $(2,967,721)
                                                      ===========         ===========

     Income (Loss) per share                          $     (0.19)        $     (0.02)
                                                      ===========         ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                (Unaudited)         (Unaudited)
                                                               Quarter Ended       Quarter Ended
                                                               September 30,       September 30,
                                                                   1995                1994
Cash flows from operating activities
   Net Income (loss)                                           $(2,906,268)        $  (247,119)
   Adjustments to reconcile net income/loss to net cash
     (used in) provided by operating activities:
     Depreciation, depletion and amortization                      141,044             116,135
     Other noncash transactions                                  3,043,055
     Decrease (Increase)  in assets:
        Accounts receivable                                       (115,340)             41,642
        Costs and estimated earning in excess
             of billings on uncompleted contracts                 (326,327)               --
        Receivable due from Stockholder                            (11,983)               --
        Receivable due from affiliated company                      15,937                --
        Inventories                                               (432,780)               --
        Deferred taxes                                              22,006                --
        Other assets and liabilities                               (77,327)            (63,832)
     (Decrease)  Increase  in liabilities
        Accounts payable                                           337,571              12,733
        Accrued expenses                                           846,264             (35,858)
        Federal income tax payable                                  16,738                --
        Franchise tax payable                                       25,000             (21,000)
        Receivable due from/payable due to Integrated, net        (166,578)               --
        Interest payable to stockholders                             3,375                --
                                                               -----------         -----------


         Net cash provided by (used in) operating activities       414,388            (197,299)
                                                               -----------         -----------

Cash flows from investing activities
     Purchase of propery, plant ,  oil and gas equipment,
       well workovers  and recompletions                            37,601              (4,619)
     Sale of oil and gas interests                                    --                16,082
                                                               -----------         -----------


         Net cash (used in) provided by investing activities        37,601              11,463
                                                               -----------         -----------

Cash flows from financing activities
      Proceeds from bonds payable                                     --               700,500
      Net proceeds from note payable                               775,000                --
      Principal payment of notes payable                          (693,750)            (72,918)
                                                               -----------         -----------

        Net cash flows provided by (used in)
           financing activities                                     81,250             627,582
                                                               -----------         -----------

Net increase (decrease) in cash and cash equivalents               533,238             441,746
                                                               -----------         -----------

Cash and cash equivalents at beginning of period                   257,788              66,601
                                                               -----------         -----------

Cash and cash equivalents at end of period                     $   791,027         $   508,347
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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Organization, Recapitalization, and Operations

Concord Energy Incorporated (the "Company") is an oil and gas production and service company which also locates, designs, refurbishes and installs gas plants and gas processing equipment for customers in the natural gas industry. In addition, the Company provides rentals of gas plants and gas processing equipment and provides services such as engineering, procurement, dismantling, reapplication and relocation of complete gas processing facilities. The Company is headquartered in Bernardsville, New Jersey with substantially all of its oil and gas operations in East Texas and Louisiana Gulf Coast. The Company's wholly-owned subsidiaries, Concord Operating, Inc. ("COI") and Knight Equipment and Manufacturing Corporation ("KEMCO") are located in Houston, Texas and Jourdanton, Texas, respectively.

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

On May 19, 1993, Monoclonal International Technology, Inc. ("MITI") acquired all of the outstanding common stock of Concord Energy, Inc., with MITI as the acquirer (i.e. a reverse acquisition). In connection with the acquisition, MITI later changed its name to Concord Energy Incorporated, approved a 1 for 230 reverse split of its 127,784,100 shares of common stock and issued 10,556,077 shares of its common stock in exchange for all the outstanding common stock of Concord Energy, Inc. Historical stockholders; equity has been retroactively restated for all periods presented in the accompanying consolidated financial statements to account for the equivalent number of shares received in the acquisition totaling 11,111,660 shares, after giving effect to the difference in par value of Concord Energy, Inc. and MITI stock with the offset to

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

paid-in capital. Costs incurred in connection with the recapitalization totaling $45,000 were recorded as a reduction in paid-in capital during 1993.


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

The Company accounts for its oil and gas properties under the full cost method of accounting. Under the full cost method, all costs incurred in acquiring, exploring and developing oil and gas reserves are capitalized to the full cost pool. When oil and gas properties are sold, retired or otherwise disposed of, any applicable proceeds are credited to the full cost pool, with no gain or loss recognized, unless the sale would have a significant impact on the relationship between capitalized costs and proved reserves. Since all of its oil and gas operations are within the United States, the Company utilizes one cost pool to account for its oil and gas properties. Depreciation, depletion and amortization of oil and gas properties is computed based on the unit-of production method for the cost pool, based on estimates of proved reserves as determined by an independent reserve engineer.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Other property, plant and equipment is recorded at lost less accumulated depreciation. Repairs and maintenance costs which do not extend the useful lives of the assets are expenses as incurred. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets which range from three to seven years, except for buildings and improvements which are depreciated over estimated useful lives ranging from 20 to 30 years.

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

Contract revenue

Revenues from construction contracts are recognized based on the percentage of completion method, measured on the basis of costs incurred to date to estimated total budgeted costs for each contract. Contract costs include all direct material and labor costs, including those indirect labor and repair costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements are monitored on a periodic basis in order to determine if revisions to the income and cost estimates are necessary as a result of such changes. Revisions to the income and cost estimates, if any, are recognized in the period in which such revisions are determined to be necessary. Costs and earning in excess of billings on uncompleted contracts represents an asset based on revenues recognized in excess of amounts billed to customers. Billings in excess of costs and earnings on uncompleted contracts is recorded as a liability and

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

represents contracts for which billings to date exceed cumulative revenues recognized based on the percentage of completion method.

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

Net loss per share

Net loss per share of common stock is based upon the weighted average number of shares of common stock outstanding (15,521,122 in fiscal 1996 and 11,111,650 in both fiscal 1995 and 1994). The Company's common stock equivalents, which consist of outstanding warrants to purchase the Company's common stock, are not considered in the net loss per share calculation since their effect is anti-dilutive.


3.   Business Combination

On May 7, 1995, the company acquired all of the issued and outstanding shares of commons stock of KEMCO for $7,000,000 in a business combination accounted for under the purchase method of accounting. The acquisition was financed through 2,000,000 shares of the Company's commons stock and $4,500,000 in cash.
Financing  for the cash  portion of the purchase  price was  obtained  primarily

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

through the net proceeds from debt financing totaling approximately $3,700,000 and the net proceeds from the issuance of 1,300,000 shares of the Company's common stock totaling approximately $800,000. The results of operations of KEMCO and its wholly-owned subsidiary, K & S Engineering, Inc., subsequent to April 1, 1995, the date effective control of KEMCO transferred to the Company for financial reporting purposes, are included in these consolidated financial statements.


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


5.   Property, Plant and Equipment, Net

Significant components comprising property, plant and equipment at September 30 include the following:

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                      1995              1994

Oil & gas properties:
         Leasehold costs                         $  7,368,416      $  7,368,416
         Lease well & equipment                     1,944,882         1,944,882
         Intangibles                                1,904,925         1,904,925
         Property, plant & equipment                  945,431           913,407
         Other                                         58,551            22,630
                                                 ------------      ------------
                                                   12,222,205        12,154,260
                                                 ------------      ------------

Other property, plant & equipment
         Land                                         159,913              --
         Buildings & improvements                     239,675              --
         Machinery & equipment                        186,820              --
         Vehicles                                     218,769              --
         Furniture, fixtures & software                81,710            53,016
                                                 ------------      ------------
                                                      886,887            53,016
                                                 ------------      ------------

Accumulated depreciation,
depletion and amortization                         (4,079,780)       (3,478,917)
                                                 ------------      ------------

Property, plant and equipment, net               $  9,029,312      $  8,728,359
                                                 ------------      ------------


Depreciation, depletion and amortization of oil and gas properties, and depreciation of other property, plant and equipment for the periods ended September 30 is as follows:

                                          1995               1994

Oil and gas properties                  $111,044           $115,514
Other property, plant
and equipment                             30,000                621
                                        --------           --------

                                        $141,044           $116,135



6.   Debt and Capital Lease Obligations

Debt

Long-term debt includes the following at September 30:

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
                                                               1995

Bond payable, dated May 1995, with interest at 10% per annum, requiring semi-annual interest payments through maturity on May 1, 1997. The bond is secured by the assets of KEMCO. As additional consideration, the Company issued 450,000 shares of common shares to the lender.

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

Secured notes payable, dated September 1994, with
a face value of $1,400,000 issued at a $604,500
discount. The notes bear interest at 6% per annum
payable semi-annually with an effective interest
rate of 14.02% per annum. Annual principal
payments of $140,000 are required beginning in
August 2005 through maturity in August 2009. The
notes are secured by certain oil and gas property
owned by the Company.                                          708,787

Acquisition bridge financing evidenced by notes
payable which bear interest at 12% per annum. The
interest and related principal are due at various
maturity dates through November 1995.
Approximately $500,000 of the notes at September
30, 1995 are secured by a personal guarantee from
Jerry Swon, the Chief Executive Officer of the
Company, who is also a shareholder of the Company.             500,000

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

In July, 1995 issued $500,000 of 12% convertible
notes. Upon maturity, or any time prior thereto,
each $250,000 portion of the obligation is
convertible into additional shares of common
stock. The notes mature, one half each July 7,
1996 and August 7, 1996, respectively.                         500,000

On August 21, 1995, the Company issued $275,000 of
12% convertible notes. Upon maturity, or any time
prior thereto, the obligation is convertible into
additional shares of common stock at $1.00 per
shares. The note matures on August 21, 1996.                   275,000

Unsecured note payable, originally in the amount
of $300,000 bearing interest at 7% per annum.
Principal and interest are due at various dates
through fiscal 1996.                                            50,000

12% convertible notes, dated October 1994,
convertible at maturity into shares of Company's
common stock at $1 per share. During 1995,
$125,000 of these notes matured and were converted
into 125,000 shares of the Company's common stock.
Upon the conversion, an additional 15,000 shares
of the Company's common stock was issued
consideration for accrued interest expense through
the date of conversion totaling $15,000. The
remainder of the notes mature in October 1996. The
notes are secured by certain oil and gas property
owned by the Company.                                          125,000
                                                            ----------

Total debt outstanding                                       6,841,174

Less: current portion                                        1,200,000
                                                            ----------

Long-term debt                                              $5,641,174
                                                            ----------


As of September 30, 1995, maturities and scheduled payments for the next five fiscal years and thereafter are: $1,200,000 in 1996; $3,695,000 in 1997; and the remainder after fiscal year 2001.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Capital lease obligations as of September 30, 1995 consist of the following:

Total future minimum lease payments due
in fiscal 1998                                       $67,106
Less: amounts representing interest                   20,433
                                                     -------

Present value of minimum lease payments              $46,673
                                                     -------


7.   Commitments and Contingencies

Minimum Rental Commitments

The Company has several noncancelable operating leases, primarily for office equipment, that expire over the next five years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance.

8.   Transactions with Related Parties

Related Party Ownership Interests

Integrated and Tucker, which are owned by an officer and director of the Company, own 1.81% and 1.73%, respectively, of the Company's common stock as of September 30, 1995. Additionally, certain officers and directors of the Company, together with Integrated own or control 26.03% of the Company's common stock as of September 30, 1995.

Receivables from Related Parties/Affiliated Company

Integrated and the Company have an agreement by which the associated receivables and payables may be netted. At September 30, 1995, the Company has a net payable due to Integrated of $428,107. At September 30, 1994, the Company had a net receivable due from Integrated of $208,137.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

As part of its ongoing operations, the Company conducts business with Atascosa Electric Services ("AES"), an entity which is owned and controlled by Deral Knight, the president of KEMCO, who is also a stockholder of the Company. At September 30, 1995, the receivable due from stockholder (Deral Knight) and due from affiliated company (AES) were $115,602 and $0, respectively.

Under the provisions of the agreement whereby the Company acquired Deral Knight's stock in KEMCO, Deral Knight has agreed to return to the Company, Concord Energy Incorporated common stock valued at $1.25 per shares to the extent that Deral Knight owes money to the Company at June 30, 1995. Accordingly, in liquidation of the receivable balance, approximately 83,000 shares of Company common stock issued to Deral Knight as part of the purchase price of his KEMCO stock will be returned to the Company.

Notes Payable to Stockholders

Notes payable to stockholders bear interest at rates ranging from ^5 to 12% per annum which are generally payable in monthly installments through maturity. Interest expense incurred on these notes during fiscal 1995, 1994 and 1993 totals $42,661, $67,892 and $74,029, respectively. The notes mature at various dates through August 1996. Approximately $100,000 of the notes at September 30, 1995 are secured by future production of approximately 75,000 equivalent barrels of oil.

Joint Venture Agreement with Integrated

In December 1994, KEMCO (prior to its acquisition by the Company) entered into an agreement with Integrated (the "Joint Venture Agreement") in which Integrated agreed to finance the purchase of certain gas plant and gas processing equipment, which is to be sold by KEMCO, in exchange for 50% of the profit realized by KEMCO on the sale of the inventory. During the three months ended June 30, 1995, the Company sold the related inventory for $900,000 which was included in contract revenue for fiscal 1995. Integrated's share of the profit totaling $182,500 and the $535,000 cost of the inventory, were included in cost of contract revenue for fiscal 1995.

Management Agreement

The Company and Integrated have entered into an agreement (the "Management Agreement") that requires Integrated to provide certain management, administrative and accounting services to the Company and certain subsidiaries for $116,00 per month through June 30, 1996. The services provided by Integrated include the receipt of cash for oil and gas sales and the payment of operating and capital expenditures of behalf of the Company. In accordance with the original provisions of the Management Agreement, the Company is also entitled to 10% of all syndicated retail partnership

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

gross sales made by Integrated. As additional consideration for the Management Agreement, Integrated assigned to the Company, effective June 1, 1991 through March 31, 1994, its revenue sharing in future program syndications. Effective March 31, 1994, the Management Agreement was modified to provide the Company with 20% of all syndicated retail partnership gross sales made by Integrated. During fiscal 1994, the Company sold to Integrated all of its revenue sharing interests which were earned under the Management Agreement, aggregating $363,266. Revenue interest income earned was also remitted to Integrated in connection with the sale. The proceeds from the sale were recorded as reduction to the Company's full-cost oil and gas properties pool. The period ended September 30, the Company recorded income from Integrated as follows:


                                                 1995              1994

Syndication income                             $ 80,000          $139,000
Revenue interest income                            --                --
Management fee income                              --               4,950
                                               --------          --------

                                               $ 80,000          $143,950
                                               --------          --------

Other Related Party Transactions

The two automobiles held under capital lease are to be transferred to an officer and an employee of KEMCO upon the execution of the lease purchase options at the expiration of the lease terms.

9.   Events Subsequent to Date of Balance Sheet

On August 9, 1995 a warrant was issued for the purchase of 100,000 shares of common stock at the price of $1.125 per share. This warrant's expiration date is contingent upon the market price of the stock.

On October 4, 1995, the Company completed a sale of oil and gas properties for which the Company will realize net proceeds of approximately $450,000.

On October 28, 1995, the Company issued 98,125 shares of common stock for services rendered.