Form 10QSB/A
period 1995-12-31
CONCORD ENERGY INC
filed 1997-02-13
CIK 796334

Amended Form 10-QSB -- Quarterly or Transitional Report

  (Mark One)
     [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1995

     [ ]               TRANSITION REPORT UNDER SECTION 13
                          OR 15(d) OF THE EXCHANGE ACT
            For the transition period from ___________ to ___________

                         Commission File Number 2-6806

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

                                  908-766-1020
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     At December 31, 1995, the outstanding common equity of Concord Energy Incorporated comprised 3,346,071 shares of common stock, $.0001 par value.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following financial statements are filed as part of this report:

                                                                       Pages
                                                                       -----
Consolidated Balance Sheet (Unaudited),
     December 31, 1995 and 1994                                         F-1


Consolidated Statements of Operations and
     Accumulated Deficit (Unaudited)
     Three and Six Months Ended December  31, 1995,  and 1994           F-2


Consolidated Statements of Cash Flows (Unaudited),
     Three and Six Months Ended December  31, 1995,  and 1994           F-3


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

Results of Operations

     The Company's revenues are primarily generated through the sale of oil and gas. The Company also realizes revenue through syndication sales by its affiliate Integrated Energy Incorporated ("Integrated") and revenue interests in such syndications as well as through well operations. During the six months ended December 31, 1995 the Company reported total revenues of $6,428,647. Contract revenues during the six month period were $5,754,550. Rental income during the six month period were $50,734. Oil sales during the six month period were $277,078 while gas sales totaled $180,300. The Company reported revenue from its share of Integrated's syndication sales in the amount of $140,000 and well operating income of $25,985 during the six months period ended December 31, 1995. By comparison, during the six months period ended December 31, 1994 the Company reported total income from operations of $924,282, oil sales of $418,941 and, gas sales of $249,210, revenue from syndication sales and revenue interests of $223,950 and well operating income of $32,181.

     Total revenues increased by $5,504,365 during the six months ended December 31, 1995 compared to the six months ended December 31, 1994. This increase is primarily due to the addition of KEMCO's operations.

     Total costs and operating expenses during the six months ended December 31, 1995 were $9,324,389. Cost of contract revenue during the period were $4,204,668. Lease operating expenses accounted for $369,282, during the six month period. Lease operating expenses as a percentage of total oil and gas sales were approximately 81%. In comparison, during six month period ended December 31, 1994 total costs and operating expenses were $1,483,959, lease operating expenses were $381,396 and lease operating expenses as a percentage of oil and gas sales were approximately 57% . Total costs and operating expenses increased by $7,840,430, and lease operating expenses decreased by $12,114, during the six month period ended December 31, 1995 as compared to the six month period ended December 31, 1994, and lease operating expenses as a percentage of total oil and gas sales increased by approximately 24% . The increases in costs and operating expenses primarily relates to the inclusion of KEMCO's cost of operations and the recording of a $3,043,055 inventory restatement. This was a result of a retail market value being booked at the time of the KEMCO acquisition rather than a wholesale value with the balance of the cost of acquisition being charged to goodwill as it should have been. Management has determined that the allocated costs were in error and chose to take a one time adjustment to more accurately reflect the operations of the Company.

     During the six month period ended December 31, 1995 general and administrative expenses were $1,436,340. $696,000 of such expenses were incurred under the Company's management agreement with its affiliate Integrated. Other general and administrative expenses, which include KEMCO's administrative costs as well as professional fees and franchise taxes, were $740,340, during the six month period ended December 31, 1995. During the six month period ended December 31, 1994, the Company's total general and administrative expenses were $854,355. $696,000 of such expenses were incurred under the Company's management agreement with Integrated. The primary increase in the Company's general and administrative costs are those additional costs associated with KEMCO.

     Depreciation, depletion and amortization expenses during the six month period ended December 31, 1995 were $271,044. During the six month period ended December 31, 1994 these expenses were $248,208. The $22,836 increase in these expenses primarily result from the additional depreciation related to KEMCO's property, plant and equipment which totaled $60,000 for the six month period ended December 31, 1995.

     Interest expense for the six month period ended December 31, 1995 was $660,143. During the six month period ended December 31, 1994 these expenses were $134,430. The increase of $525,713 is primarily the result of the additional debt obtained for KEMCO's inventory acquisitions and the financing related to the KEMCO acquisition.

     For the six months ended December 31, 1995 the Company reported net a net loss of $3,533,888. For the six month period ended December 31, 1994 the Company reported a net loss of $690,952. The increased net loss of $2,842,936 for the six months ended December 31, 1995 as compared to the six months ended December 31, 1994, resulted primilary from the inventory restatement of $3,043,055 previously discussed.

Liquidity and Capital Resources

     As of December 31, 1995 the Company reported working capital of $4,501,346 compared to working capital of $126,706 at December 31, 1994. Total current assets increased by $7,830,544 which is the combination of an decrease in cash and cash equivalents of $856,601 and an increase in receivables of $761,958 and an increase in inventories and other current assets of $7,192,158, as compared to December 31, 1994. Total current liabilities increased from $1,453,764 as of December 31, 1994 to $4,909,668 as of December 31, 1995, for a net increase of $3,455,904. The combination of the foregoing resulted in a net increase in working capital of $4,374,640 from December 31, 1994 to December 31, 1995. This increase is primarily related to the acquisition of KEMCO and the related long term debt and equity financing

     On July 7, and August 21, 1995 the Company issued $500,000 and $275,000, respectively, of convertible notes to private investors. In December 1995 the company sold 222,000 shares of common stock and realized net proceeds of

$500,000. On October 4, 1995 the Company completed a sale of properties for approximately $461,250. During the six months period ending December 31, 1995 the Company made principal payments of notes payable Totaling $942,250

     On January 31, 1996 the Company agreed to issue 24,000 shares of common stock in exchange for the retirement of approximately $100,000 of debt. On February 6, 1996 the Company sold 63,492 shares of common stock and realized net proceeds of approximately $178,500.

Capital Expenditures and Commitments

     During the six months ended December 31, 1995, the Company incurred capital expenditures of $51,194. These capital expenditures were primarily of equipment and the purchases of and leasehold improvements to a approximately 6,000 square foot building by KEMCO. These leasehold improvements consisted of renovations necessary for occupancy to the building which was acquired in November 1995. The building, located across from KEMCO's main yard, will be used for KEMCO's engineering department. The total cost of the building and improvements will be approximately $75,000. The expansion of the engineering department will allow KEMCO to consolidate the engineering staff as well as expand to meet the anticipated future engineering work requirements.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONCORD ENERGY INCORPORATED
                                       (Registrant)


                                       s\Deral Knight
                                       ----------------------------------------
Dated: February 7, 1997                Deral Knight
                                       President, Chief Executive Officer
                                       and Chairman of the Board of Directors


Dated: February 7, 1997                s\Scott Kalish
                                       ----------------------------------------
                                       Scott Kalish
                                       Treasurer (Principal Accounting Officer)

Concord Energy Incorporated and Subsidiaries

Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                           (Unaudited)     (Unaudited)
                                                                           December 31     December 31
                                                                              1995            1994
                                                                          ------------    ------------
Assets
Current assets
   Cash and cash equivalents                                              $    230,114    $  1,086,715
   Costs and estimated earnings in excess
        of billings on uncompleted contracts                                   733,029            --
   Accounts receivable, net of allowance for
       doubtful accounts of $67,490 and $0                                   1,140,636         262,700
   Receivable from stockholder                                                 115,077            --
   Receivable due from affiliated company                                         --           231,055
   Inventories                                                               7,064,331            --
   Prepaid expenses and other assets                                           127,827            --
                                                                          ------------    ------------
       Total current assets                                                  9,411,014       1,580,470

Property, plant and equipment, net                                           8,435,573       8,662,860
Bond issuance costs, net                                                       494,649         222,258
Other assets                                                                    50,000       1,625,000
                                                                          ------------    ------------
       Total assets                                                       $ 18,391,236    $ 12,090,588
                                                                          ============    ============

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of notes payable to stockholders                       $    273,000    $       --
   Current portion of long-term debt                                           895,750       1,000,000
   Accounts payable                                                          1,711,963         315,003
   Accrued expenses                                                          1,655,954         138,761
   Payable due to Integrated, net                                              259,052            --
   Federal  income taxes payable                                               113,949            --
                                                                          ------------    ------------
       Total current liabilities                                             4,909,668       1,453,764

Long term liabilities
  Notes payable to stockholders                                                   --
  Notes payable                                                              5,833,300       2,500,500
  Capital lease obligations                                                     46,673            --
                                                                          ------------    ------------
     Total Long term liabilities                                             5,879,973       2,500,500
                                                                          ------------    ------------
Commitments and Contingencies

Stockholders' equity
   Preferred Stock, $.01 par value, 1,000  shares
     authorized, 0 shares issued and outstanding                                  --              --
   Common stock, $.0001 par value,  20,000,000 shares
     authorized,  3,346,071 and 2,222,332 shares issued and outstanding          1,552           1,111
   Paid-In capital                                                          15,435,326      11,546,768
   Accumulated deficit                                                      (7,835,283)     (3,411,555)
                                                                          ------------    ------------
       Total stockholders' equity                                            7,601,595       8,136,324
                                                                          ------------    ------------
       Total liabilities and stockholders' equity                         $ 18,391,236    $ 12,090,588
                                                                          ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                       (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                      Quarter Ended   Six-Months    Quarter Ended   Six-Months
                                                       December 31    December 31    December 31    December 31
                                                          1995           1995           1994           1994
                                                       -----------    -----------    -----------    -----------
Revenue
  Oil sales                                            $   121,434    $   277,078    $   226,349    $   418,941
  Gas sales                                                 85,463        180,300        115,686        249,210
                                                       -----------    -----------    -----------    -----------
     Total oil and gas sales                               206,897        457,378        342,035        668,151

  Contract revenue                                       2,973,166      5,754,550           --             --
  Share of syndication sales and revenue interests          60,000        140,000         80,000        223,950
  Well operating income                                     11,668         25,985         16,623         32,181
  Rental income                                             16,287         50,734           --             --
                                                       -----------    -----------    -----------    -----------
     Total revenue                                       3,268,017      6,428,647        438,658        924,282
                                                       -----------    -----------    -----------    -----------


Costs and Operating Expenses
  Lease operating                                          150,564        369,282        201,525        381,396
  Cost of contract revenue                               2,630,734      4,204,668           --             --
   Inventory - adjustment to lower of cost or market          --        3,043,055           --             --
  General and administrative:
      Management agreement                                 348,000        696,000        348,000        696,000
      Other expenses                                       339,982        740,340        106,175        158,355
  Depreciation, depletion and amortization                 130,000        271,044        132,073        248,208
                                                       -----------    -----------    -----------    -----------
      Total costs and operating expenses                 3,599,280      9,324,389        787,773      1,483,959
                                                       -----------    -----------    -----------    -----------

     Income (Loss) from Operations                        (331,262)    (2,895,742)      (349,115)      (559,677)
                                                       -----------    -----------    -----------    -----------
Other income (expense)
  Other  income                                             15,688         21,997          1,960          3,154
  Interest expense                                        (312,046)      (660,143)       (96,679)      (134,430)
                                                       -----------    -----------    -----------    -----------
                                                          (296,358)      (638,146)       (94,719)      (131,276)
                                                       -----------    -----------    -----------    -----------
     Income (Loss) before income taxes                    (627,620)    (3,533,888)      (443,833)      (690,952)
                                                       -----------    -----------    -----------    -----------
          Income tax expense                                  --             --             --             --
                                                       -----------    -----------    -----------    -----------
     Net Income (Loss)                                 $  (627,620)   $(3,533,888)   $  (443,833)   $  (690,952)
                                                       ===========    ===========    ===========    ===========
Accumulated deficit, beginning of period                (7,207,663)    (4,301,395)    (2,967,721)    (2,720,602)
                                                       ===========    ===========    ===========    ===========
Accumulated deficit, end of period                     $(7,835,283)   $(7,835,283)   $(3,411,554)   $(3,411,554)
                                                       ===========    ===========    ===========    ===========
     Income (Loss) per share                           $     (0.19)   $     (1.06)   $     (0.13)   $     (0.21)
                                                       ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                             (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                            Quarter Ended  Six-Months Ended   Quarter Ended  Six-Months Ended
                                                             December 31      December 31      December 31      December 31
                                                                 1995             1995             1994             1994
                                                             -----------      -----------      -----------      -----------
Cash flows from operating activities
 Net Income (loss)                                           $  (627,620)     $(3,533,888)     $  (443,834)     $  (690,953)
 Adjustments to reconcile net income/loss to net cash
   (used in) provided by operating activities:
   Depreciation, depletion and amortization                      130,000          271,044          132,073          248,208
   Other noncash transactions                                       --          3,043,055             --               --
   Decrease (Increase)  in assets:
      Accounts receivable                                       (328,738)        (444,079)          (7,348)          34,294
      Costs and estimated earning in excess
           of billings on uncompleted contracts                   54,950         (174,169)
      Receivable From Joint Venture                                                               (150,240)        (150,240)
      Receivable due from Stockholder                                525          (11,458)
      Receivable due from affiliated company                        --             15,937          127,322          133,490
      Inventories                                             (1,221,981)      (1,654,761)
      Deferred taxes
      Other assets and liabilities                                28,350          (56,107)        (152,258)        (222,258)
   (Decrease)  Increase  in liabilities
      Accounts payable                                           515,857          853,428          (14,545)          (1,812)
      Accrued expenses                                           311,073        1,189,468            1,525          (63,833)
      Federal income tax payable                                 (22,887)          (6,149)
      Receivable due from/payable due to Integrated, net        (169,055)        (335,633)
      Interest payable to Stockholders                             3,375            6,750           57,996           66,496
                                                             -----------      -----------      -----------      -----------
       Net cash provided by (used in) operating activities    (1,326,152)        (836,562)        (449,309)        (646,608)
                                                             -----------      -----------      -----------      -----------
Cash flows from investing activities
   Purchase of propery, plant ,  oil and gas equipment,
     well workovers  and recompletions                             2,489          (51,194)         (66,574)         (71,193)
   Acquisition of business, net of cash acquired
   Sale of oil and gas interests                                 461,250          477,332             --             16,082
   Recapitalization costs
   Investment in Joint Venture                                                                  (1,625,000)      (1,625,000)
   Other, net                                                       --               --               --
                                                             -----------      -----------      -----------      -----------
       Net cash (used in) provided by investing activities       463,739          426,138       (1,691,574)      (1,680,111)
                                                             -----------      -----------      -----------      -----------

Cash flows from financing activities
    Proceeds from bonds payable                                     --               --          1,750,000        2,450,500
    Net proceeds from note payable                                50,000          825,000
    Net proceeds from issuance of common stock
    Proceeds from sale of common stock                           500,000          500,000          313,000          313,000
    Principal payment of notes payable                          (248,500)        (942,250)         656,251          583,333
                                                             -----------      -----------      -----------      -----------
      Net cash flows provided by (used in)
         financing activities                                    301,500          382,750        2,719,251        3,346,833
                                                             -----------      -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents            (560,913)         (27,674)         578,368        1,020,114
                                                             -----------      -----------      -----------      -----------
Cash and cash equivalents at beginning of period                 791,027          257,788          508,347           66,601
                                                             -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period                   $   230,114      $   230,114      $ 1,086,715      $ 1,086,715
                                                             ===========      ===========      ===========      ===========

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

Share of syndication sales

Under an agreement between the Company and Integrated (see Note 9), the Company is entitled to receive 20% of all sales made by Integrated of syndicated retail partnership interests. This revenue is recognized when earned.

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

Net income (loss) per share

Net loss per share of common stock is based upon the number of shares of common stock outstanding (3,346,071 at December 31, 1995 and 2,222,332 at December 31, 1994 (post-split)). The Company's common stock equivalents, which consist of outstanding warrants to purchase the Company's common stock, are not considered in the net income (loss) per share calculation since their effect is anti-dilutive.

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

5.   Inventory - Lower of Cost or Market Adjustment

Based on a comparison of the estimated potential sales prices to the recorded carrying costs of the inventory of plants acquired in the KEMCO acquisition, management has determined that the recorded cost of the inventory of such plants was in excess of the market value of the plants which would allow a reasonable profit margin on the sale of the plants. The recorded cost of the inventory of such plants had been determined based on an appraisal obtained and relied upon to establish the value of the plants at the time KEMCO was aquired. Management subsequently determined that the values assigned to the plants were the appraiser's estimated retail slaes price of the plants rather than a wholesale market value that would allow a reasonable profit margin on the sales of the plants.

To adjust the carrying cost of the plants to their estimated market value, an adjustment of $3,043,055 was charged to expense for the quarter ended September 30, 1995.


6.   Property, Plant and Equipment, Net

Significant components comprising property, plant and equipment at December 31 include the following:

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                      1995              1994

Oil & gas properties:
         Leasehold costs                         $  6,799,166      $  7,368,416
         Lease well & equipment                     1,944,882         1,944,882
         Intangibles                                1,904,925         1,904,925
         Property, plant & equipment                  945,431           942,820
         Other                                         58,551            58,551
                                                 ------------      ------------
                                                   11,652,955        12,219,594
                                                 ------------      ------------
Other property, plant & equipment
         Land                                         159,913              --
         Buildings & improvements                     345,186              --
         Machinery & equipment                        186,820              --
         Vehicles                                     218,769              --
         Furniture, fixtures & software                81,710            53,016
                                                 ------------      ------------
                                                      992,398            53,016
                                                 ------------      ------------

Accumulated depreciation,
depletion and amortization                         (4,209,780)       (3,609,750)
                                                 ------------      ------------
Property, plant and equipment, net               $  8,435,573      $  8,662,860
                                                 ------------      ------------

Depreciation, depletion and amortization of oil and gas properties, and depreciation of other property, plant and equipment for the periods ended December 31 is as follows:

                                      1995          1994

Oil and gas properties              $211,044      $247,587
Other property, plant
   and equipment                      60,000           621
                                    --------      --------

                                    $271,044      $248,208
                                    --------      --------

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.   Debt and Capital Lease Obligations

Debt

Long-term debt includes the following at December 31:

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Acquisition bridge financing evidenced by notes
payable which bear interest at 12% per annum. The
interest and related principal are due at various
maturity dates through November 1995.
Approximately $500,000 of the notes at September
30, 1995 are secured by a personal guarantee from
Jerry Swon, the Chief Executive Officer of the
Company, who is also a shareholder of the Company.                   390,000


In July, 1995 issued $500,000 of 12% convertible
notes. Upon maturity, or any time prior thereto,
each $250,000 portion of the obligation is
convertible into additional shares of common
stock. The notes mature, one half each July 7,
1996 and August 7, 1996, respectively.                               500,000


On August 21, 1995, the Company issued $275,000 of
12% convertible notes. Upon maturity, or any time
prior thereto, the obligation is convertible into
additional shares of common stock at $1.00 per
shares. The note matures on August 21, 1996.                         275,000


Unsecured note payable, originally in the amount
of $300,000 bearing interest at 7% per annum.
Principal and interest are due at various dates
through fiscal 1996.                                                  50,000


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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

$15,000. The remainder of the notes mature in
October 1996. The notes are secured by certain oil
and gas property owned by the Company.                               125,000
                                                                  ----------

Total debt outstanding                                             6,729,050

Less: current portion                                                895,750
                                                                  ----------

Long-term debt                                                    $5,833,300
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

Capital lease obligations as of December 31, 1995 consist of the following:

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9.   Transactions with Related Parties

Related Party Ownership Interests

Integrated and Tucker, which are owned by an officer and director of the Company, own 1.81% and 1.73%, respectively, of the Company's common stock as of December 31, 1995. Additionally, certain officers and directors of the Company, together with Integrated own or control 26.03% of the Company's common stock as of December 31, 1995.

Receivables from Related Parties/Affiliated Company

Integrated and the Company have an agreement by which the associated receivables and payables may be netted. At December 31, 1995, the Company has a net payable due to Integrated of $259,052. At December 31, 1994, the Company had a net receivable due from Integrated of $231,055.

As part of its ongoing operations, the Company conducts business with Atascosa Electric Services ("AES"), an entity which is owned and controlled by Deral Knight, the president of KEMCO, who is also a stockholder of the Company. At September 30, 1995, the receivable due from stockholder (Deral Knight) and due from affiliated company (AES) were $115,077 and $0, respectively.

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

Management Agreement

The Company and Integrated have entered into an agreement (the "Management Agreement") that requires Integrated to provide certain management, administrative and accounting services to the Company and certain subsidiaries for $116,000 per

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

month through June 30, 1996. The services provided by Integrated include the receipt of cash for oil and gas sales and the payment of operating and capital expenditures of behalf of the Company. In accordance with the original provisions of the Management Agreement, the Company is also entitled to 10% of all syndicated retail partnership gross sales made by Integrated. As additional consideration for the Management Agreement, Integrated assigned to the Company, effective June 1, 1991 through March 31, 1994, its revenue sharing in future program syndications. Effective March 31, 1994, the Management Agreement was modified to provide the Company with 20% of all syndicated retail partnership gross sales made by Integrated. During fiscal 1994, the Company sold to Integrated all of its revenue sharing interests which were earned under the Management Agreement, aggregating $363,266. Revenue interest income earned was also remitted to Integrated in connection with the sale. The proceeds from the sale were recorded as reduction to the Company's full-cost oil and gas properties pool. The period ended December 31, the Company recorded income from Integrated as follows:


                                                     1995       1994

Share of syndication income                        $140,000   $219,000
Revenue interest income                                --         --
Management fee income                                  --        4,950
                                                   --------   --------
                                                   $140,000   $223,950
                                                   --------   --------

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

On February 6, 1996 the Company sold 63,492 shares of common stock and realized net proceeds of approximately $178,500.