Form 10QSB
period 1996-12-31
CONCORD ENERGY INC
filed 1997-02-13
CIK 796334

Form 10-QSB -- Quarterly or Transitional Report

(Mark One)
     [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1996

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     At December 31, 1996, the outstanding common equity of Concord Energy Incorporated comprised 5,965,061 shares of common stock, $.0001 par value.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following financial statements are filed as part of this report:

                                                                       Pages
                                                                       -----

Consolidated Balance Sheet (Unaudited),
     December 31, 1996 and 1995                                         F-1

Consolidated Statements of Operations and
     Accumulated Deficit (Unaudited)
     Three and Six Months Ended December 31, 1996,  and 1995            F-2

Consolidated Statements of Cash Flows (Unaudited),
     Three and Six Months Ended December 31, 1996,  and 1995            F-3

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

Results of Operations

     The Company's revenues are primarily derived through its KEMCO subsidiary from the engineering, manufacturing, construction and leasing of gas processing equipment. The Company also realizes revenue through the sale of oil and gas, well operations and the sale of oil and gas data gathering software developed by IPS. During the six months ended December 31, 1996 the Company reported total revenues of $7,818,478. Contract revenues during the six month period were $6,855,702. Rental income for the six month period was $77,370. The Company's oil sales during the six month period were $443,306 while gas sales totaled $326,131. The Company reported revenue from well operating income of $20,432 and software sales of $95,537 during the six month period ended December 31, 1996. By comparison, during the six months period ended December 31, 1995 the Company reported total revenues of $6,428,647, including contract revenues of
$5,754,550, rental income of $50,734, oil sales of $277,078, gas sales of $180,300, revenue from the Company's share of the proceeds of syndication sales made by Integrated Energy Incorporated ("Integrated"), revenue interests associated with such sales in the amount of $140,000 and well operating income of $25,985.

     Total revenues increased by $1,389,831 during the six months ended December 31, 1996 compared to the six month period ended December 31, 1995. This increase is primarily due to the increase in contract revenues of $1,101,152 and increases in oil and gas sales of $166,228 and $145,831, respectively.

Total costs and operating expenses during the six months ended December 31, 1996 were $6,919,308. Cost of contract revenue during the period was $4,681,950. Lease operating expenses accounted for $300,466 during the six month period.
Lease operating expenses as a percentage of total oil and gas sales were approximately 39%. In comparison, during the six month period ended December 31, 1995 total costs and operating expenses were $9,324,389. During the period ended December 31, 1995 costs of contract revenue were $4,204,668, lease operating expenses were $369,282 and lease operating expenses as a percentage of oil and gas sales were approximately 81%. Total costs and operating expenses decreased by $2,405,081 and lease operating expenses decreased by $68,816 during the six month period ended December 31, 1996 as compared to the six month period ended December 31, 1995, and lease operating expenses as a percentage of total oil and gas sales decreased by approximately 42% .

     Included in the costs and expenses in the six month period ended December 31, 1995 was the recording of a $3,043,055 inventory restatement. This was a result of inventory having been valued at retail market value at the time of the KEMCO acquisition rather than at wholesale value with the balance of the cost of acquisition having been charged to goodwill as it should have been. Current management and the Company's new auditors have determined that the allocation of costs was in error and chose to take a one time adjustment in order to more accurately reflect the operations of the Company. The decrease in costs and operating expenses in the six month period ended December 31, 1996 compared to the six month period ended December 31, 1995 primarily relate to the inclusion of this inventory adjustment in the prior period.

     During the six month period ended December 31, 1996 general and administrative expenses were $1,538,898. During the six month period ended December 31, 1995, the Company's total general and administrative expenses were $1,436,340, of which $696,000 were incurred under the Company's management agreement with Integrated, which terminated on June 30, 1996. Included in the six month period ended December 31, 1996 were costs of $329,574 associated with the winding down of the Company's New Jersey office and staff, which costs have recently been reduced significantly as described in the Company's Form 10-KSB, for the fiscal year ended June 30, 1996.

     Depreciation, depletion and amortization expenses during the six month period ended December 31, 1996 were $397,994. During the six month period ended

December 31, 1995 these expenses were $271,044. The increase of $126,950 is primarily due to the addition of amortization of IPS goodwill totaling $88,440 and the increase in oil and gas production.

     Interest expense for the six month period ended December 31 , 1996 was $471,400. During the six month period ended December 31, 1995 interest expense was $660,143. The decrease of $188,743 is primarily the result of the elimination of bridge financing costs associated with the KEMCO acquisition.

     For the six month period ended December 31, 1996 the Company reported net income of $447,736. For the six month period ended December 31, 1995 the Company reported a net loss of $3,533,888. The increased net income of $3,981,624 for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995, primarily resulted from the inventory restatement of $3,043,055 previously discussed.

Liquidity and Capital Resources

     As of December 31 , 1996 the Company reported working capital of $3,003,272 compared to working capital of $4,501,346 at December 31, 1995. Total current assets increased by $183,454 which is the combination of an increase in cash and cash equivalents of $76,289, an increase in receivables of $1,310,989 and a decrease in inventories and other current assets of $1,203,824, as compared to December 31, 1995. Total current liabilities increased from $4,909,668 as of December 31, 1995 to $6,591,196 as of December 31, 1996, for a net increase of $1,681,528. The combination of the foregoing resulted in a net decrease in working capital of $1,498,074 from December 31, 1995 to December 31, 1996. This decrease is primarily related to the reclassification of $2,920,000 from long term debt to short term debt and the addition of $160,056 of short term debt assumed as part of the acquisition of IPS, partially offset by a net increase in cash and accounts receivable of $1,387,278.

Capital Expenditures and Commitments

     During the six months ended December 31, 1996, the Company made capital expenditures of $103,833 consisting primarily of equipment purchases by KEMCO.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CONCORD ENERGY INCORPORATED
                                        (Registrant)


                                        s\Deral Knight
                                        ---------------------------------------
Dated: February 7, 1997                 Deral Knight
                                        President, Chief Executive Officer
                                        and Chairman of the Board of Directors


Dated: February 7, 1997                 s\Scott Kalish
                                        ---------------------------------------
                                        Scott Kalish
                                        Treasurer (Principal Accounting Officer)

Concord Energy Incorporated and Subsidiaries

Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                      (Unaudited)         (Unaudited)
                                                      December 31         December 31
                                                         1996                1995
                                                     ------------        ------------
Assets
Current assets
   Cash and cash equivalents                         $    306,403        $    230,114
   Costs and estimated earnings in excess
        of billings on uncompleted contracts            1,463,481             733,029
   Accounts receivable, net of allowance for
       doubtful accounts of $132,390 and $67,490        1,828,397           1,140,636
   Receivable from stockholder                               --               115,077
   Receivable due from Integrated, net                      7,853                --
   Inventories                                          5,888,907           7,064,331
   Prepaid expenses and other assets                       99,427             127,827
                                                     ------------        ------------
       Total current assets                             9,594,468           9,411,014

Property, plant and equipment, net                      8,316,827           8,435,573
Goodwill, net                                           2,505,808                --
Bond issuance costs, net                                  251,572             494,649
Other assets                                               50,000              50,000
                                                     ------------        ------------
       Total assets                                  $ 20,718,675        $ 18,391,236
                                                     ============        ============

Liabilities and Stockholders' Equity

Current liabilities
   Current portion of notes payble to stockholders   $       --          $    273,000
   Current portion of long-term debt                    3,985,028             895,750
   Current portion of capital lease obligations            15,160                --
   Accounts payable                                     1,349,513           1,711,963
   Accrued expenses                                     1,135,244           1,655,954
   Payable due to Integrated, net                            --               259,052
   Federal  income taxes payable                          106,251             113,949
                                                     ------------        ------------
       Total current liabilities                        6,591,196           4,909,668

Long term liabilities
  Notes payable                                         2,552,068           5,833,300
  Capital lease obligations                                49,368              46,673
                                                     ------------        ------------
     Total Long term liabilities                        2,601,436           5,879,973
                                                     ------------        ------------
Commitments and Contingencies (see Note 8)

Stockholders' equity
   Preferred Stock, $.01 par value, 1,000  shares
     authorized, 0 shares issued and outstanding             --                  --
   Common stock, $.0001 par value, 20,000,000
     shares authorized,  5,965,061 and 3,346,071
    (post-split) shares issued and outstanding                596               1,552
   Paid-In capital                                     22,666,965          15,435,326
   Accumulated deficit                                (10,660,952)         (7,835,283)
                                                     ------------        ------------
                                                       12,006,609           7,601,595
Treasury Stock                                           (480,566)               --
                                                     ------------        ------------
       Total stockholders' equity                      11,526,043           7,601,595
                                                     ------------        ------------
       Total liabilities and stockholders' equity    $ 20,718,675        $ 18,391,236
                                                     ============        ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                       Quarter Ended    Six-Months     Quarter Ended    Six-Months
                                                        December 31     December 31     December 31     December 31
                                                           1996            1996            1995            1995
                                                       ------------    ------------    ------------    ------------
Revenue:
  Oil sales                                            $    201,952    $    443,306    $    121,434    $    277,078
  Gas sales                                                 147,652         326,131          85,463         180,300
                                                       ------------    ------------    ------------    ------------
     Total oil and gas sales                                349,604         769,437         206,897         457,378

  Contract revenue                                        2,877,350       6,855,702       2,973,166       5,754,550
  Share of syndication sales and revenue interests             --              --            60,000         140,000
  Well operating income                                       9,712          20,432          11,668          25,985
  Rental income                                              40,003          77,370          16,287          50,734
  Software Sales                                             45,051          95,537
                                                       ------------    ------------    ------------    ------------
     Total revenue                                        3,321,720       7,818,478       3,268,018       6,428,647
                                                       ------------    ------------    ------------    ------------

Costs and Operating Expenses:
  Lease operating                                           132,528         300,466         150,564         369,282
  Cost of contract revenue                                1,759,110       4,681,950       2,630,734       4,204,668
   Inventory - adjustment to lower of cost or market           --              --              --         3,043,055
  General and administrative:
      Management agreement                                     --              --           348,000         696,000
      Other expenses                                        787,617       1,538,898         339,982         740,340
  Depreciation, depletion and amortization                  190,881         397,994         130,000         271,044
                                                       ------------    ------------    ------------    ------------
      Total costs and operating expenses                  2,870,136       6,919,308       3,599,280       9,324,389
                                                       ------------    ------------    ------------    ------------

     Income (Loss) from Operations                          451,584         899,170        (331,262)     (2,895,742)
                                                       ------------    ------------    ------------    ------------
Other income (expense)
  Other  income                                              14,796          19,966          15,688          21,997
  Interest expense                                         (227,788)       (471,400)       (312,046)       (660,143)
                                                       ------------    ------------    ------------    ------------
                                                           (212,992)       (451,434)       (296,358)       (638,146)
                                                       ------------    ------------    ------------    ------------
     Income (Loss) before income taxes                      238,592         447,736        (627,620)     (3,533,888)
                                                       ------------    ------------    ------------    ------------
          Income tax expense                                   --              --              --              --
                                                       ------------    ------------    ------------    ------------
     Net Income (Loss)                                 $    238,592    $    447,736    $   (627,620)   $ (3,533,888)
                                                       ============    ============    ============    ============
Accumulated deficit, beginning of period                (10,899,544)    (11,108,688)     (7,207,663)     (4,301,395)
                                                       ============    ============    ============    ============
Accumulated deficit, end of period                     $(10,660,952)   $(10,660,952)     (7,835,283)     (7,835,283)
                                                       ============    ============    ============    ============
     Income (Loss) per share                           $       0.04    $       0.08    $      (0.19)   $      (1.06)
                                                       ============    ============    ============    ============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                               Quarter Ended    Six-Months Ended   Quarter Ended    Six-Months Ended
                                                                December 31       December 31       December 31       December 31
                                                                    1996              1996              1995              1995
                                                                -----------       -----------       -----------       -----------
Cash flows from operating activities
   Net Income (loss)                                            $   238,592       $   447,736       $  (627,620)      $(3,533,888)
   Adjustments to reconcile net income/loss to net cash
     (used in) provided by operating activities:
     Depreciation, depletion and amortization                       190,881           397,994           130,000           271,044
     Other noncash transactions                                     103,080           235,563              --           3,043,055
     Decrease (Increase)  in assets:
        Accounts receivable                                         362,496          (568,613)         (328,738)         (444,079)
        Costs and estimated earnings in excess
             of billings on uncompleted contracts                    52,336        (1,346,386)           54,950          (174,169)
        Receivable due from stockholder                                --                --                 525           (11,458)
        Receivable due from affiliated company                      189,512           228,562              --              15,937
        Inventories                                                (413,008)          193,066        (1,221,981)       (1,654,761)
        Deferred income taxes                                          --                --
        Other assets and liabilities                                 11,837           (79,163)           28,350           (56,107)
     (Decrease)  Increase  in liabilities
        Accounts payable                                           (423,100)           17,122           515,856           853,428
        Accrued expenses                                           (364,735)          (51,990)          311,073         1,189,468
        Federal income tax payable                                    8,333             8,333           (22,887)           (6,149)
        Payable due to Integrated, net                                 --                --            (169,055)         (335,633)
        Interest payable to stockholders                               --                --               3,375             6,750
                                                                -----------       -----------       -----------       -----------
         Net cash provided by (used in) operating activities        (43,776)         (517,776)       (1,326,152)         (836,562)
                                                                -----------       -----------       -----------       -----------
Cash flows from investing activities
     Purchase of property, plant,  oil and gas equipment,
       well workovers  and recompletions                            (29,951)         (103,833)            2,489           (51,194)
     Sale of oil and gas interests                                     --                --             461,250           477,332
                                                                -----------       -----------       -----------       -----------
         Net cash (used in) provided by investing activities        (29,951)         (103,833)          463,739           426,138
                                                                -----------       -----------       -----------       -----------
Cash flows from financing activities
      Net proceeds from note payable                                   --                --              50,000           825,000
      Net proceeds from issuance of common stock                       --             856,665
      Net proceeds from sale of common stock                           --                --             500,000           500,000
      Principal payments on notes payable
       and capital lease obligations                               (381,799)         (826,736)         (248,500)         (942,250)
                                                                -----------       -----------       -----------       -----------
        Net cash flows provided by (used in)
           financing activities                                    (381,799)           29,929           301,500           382,750
                                                                -----------       -----------       -----------       -----------
Net increase (decrease) in cash and cash equivalents               (455,526)         (591,680)         (560,913)          (27,674)
                                                                -----------       -----------       -----------       -----------
Cash and cash equivalents at beginning of period                    761,929           898,083           791,027           257,788
                                                                -----------       -----------       -----------       -----------
Cash and cash equivalents at end of period                      $   306,403       $   306,403       $   230,114       $   230,114
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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Organization, Recapitalization, and Operations

Concord Energy Incorporated (the "Company") is an oil and gas exploration and production company which primarily locates, designs, refurbishes and installs gas plants and gas processing equipment for customers in the natural gas industry. The Company also provides rentals of gas plants and gas processing equipment and provides services such as engineering, procurement, dismantling, reapplication and relocation of complete gas processing facilities. In addition, the Company has developed unique, proprietary software which is used to collect, process, analyze and transmit data relative to petroleum production and processing operations. The Company is headquartered in Jourdanton, Texas with substantially all of its oil and gas operations in East Texas and the Louisiana Gulf Coast. The Company's wholly-owned subsidiaries, Concord Operating, Inc. ("COI"), and Knight Equipment and Manufacturing Corporation ("KEMCO") are located in Jourdanton, Texas, and Integrated Petroleum Systems Corporation ("IPS") is located in Denver, Colorado.

Concord Energy, Inc., (the Company's name prior to the recapitalization described below) was formed in June 1991 for the purpose of combining the net assets and operations of 166 previously independent oil and gas partnerships (the "Partnerships") and the net assets and operations of COI through an exchange of Partnership and COI net assets for common stock in Concord Energy, Inc. The exchange was accounted for at historical cost. Certain limited partners in Partnerships which did not participate in the exchange were allocated net working interests in the properties previously held by the respective Partnerships.

Prior to the exchange, the Partnerships were managed by Integrated Energy, Incorporated ("Integrated") and Tucker Financial, Inc. ("Tucker") which were in the business of establishing and managing oil and gas limited partnerships. Subsequent to the exchange and through June 30, 1996, Integrated continued to provide certain management and administrative services to the Company pursuant to a management agreement between the Company and Integrated, which terminated on June 30, 1996. COI manages the production of Company-owned oil and gas properties.

On May 19, 1993, the Company, then knwon as Monoclonal International Technology, Inc. ("MITI") acquired all of the outstanding common stock of Concord Energy, Inc., which would thereafter be the surviving operating entity (i.e. a reverse acquisition). In connection with the acquisition, MITI later changed its name to Concord Energy Incorporated, approved a 1 for 230 reverse split of its 127,784,100 outstanding shares of common stock and issued 10,556,077 new shares of its common stock in exchange for all the outstanding common stock of Concord Energy, Inc.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

In December 1995, the Company effectuated a 1 for 5 reverse split of its then outstanding common stock. Historical stockholders' equity has been retroactively restated for all periods presented in the accompanying consolidated financial statements to reflect this reverse split. The words "post-split" refer to that stock split.

2.   Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements are comprised of those of the Company and its wholly-owned subsidiaries, Concord Energy, Inc., Concord Operating, Inc., Knight Equipment & Manufacturing Corporation and its wholly-owned subsidiary, K & S Engineering, Inc. and Integrated Petroleum Systems Corporation. All significant intercompany accounts and transactions are eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Other property, plant and equipment is recorded at cost less accumulated depreciation. Repairs and maintenance costs which do not extend the useful lives of the assets are treated as expenses as incurred. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets which range from three to seven years, except for buildings and improvements which are depreciated over estimated useful lives ranging from 20 to 30 years.

Goodwill

Goodwill is amortized on the straight-line method over its estimated useful life of 15 years in accordance with generally accepted accounting principles.

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

Deferred financing and bond issuance costs

Costs incurred in conjunction with obtaining financing (including costs associated with the issuance of bonds) are amortized using the straight-line method over the term of the related financing agreement or bond. Bond issuance costs at December 31, 1996 and 1995 are stated net of accumulated amortization of $269,189 and $31,445, respectively.

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

Share of syndication sales

Under a management agreement between the Company and Integrated (see Note 10) which terminated on June 30, 1996, during fiscal 1996 the Company was entitled to receive 20% of the proceeds of all sales made by Integrated of syndicated retail partnerships. This revenue was recognized when earned.

Well operating income

The Company, through its wholly owned subsidiary COI, manages and operates wells. The revenue generated from these services is recognized when earned.

Rental revenue

The Company leases certain gas plants and separators to customers under short term leases which are accounted for as operating leases. At December 31, 1996 and 1995, there are no significant future minimum rentals to be received under these noncancelable operating leases.

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

Net income (loss) per share

Net loss per share of common stock is based upon the number of shares of common stock outstanding (5,965,061 in fiscal 1996 and 3,346,071 in fiscal 1995) . The Company's common stock equivalents, which consist of outstanding warrants to purchase the Company's common stock, are not considered in the net income (loss) per share calculation since their effect is anti-dilutive.


3.   Business Combinations

On May 7, 1995, the company acquired all of the issued and outstanding shares of the common stock of KEMCO for $7,000,000 in a business combination accounted for under the purchase method of accounting. The acquisition was financed by means of the issuance of 400,000 shares of the Company's common stock and payment of $4,500,000 in cash. Financing for the cash portion of the purchase price was obtained primarily from the net proceeds of debt financing totaling approximately $3,700,000 and the net proceeds from the sale of 260,000 shares of the Company's common stock yielding approximately $800,000. The results of operations of KEMCO and its wholly-owned subsidiary, K & S Engineering, Inc., subsequent to April 1, 1995, the date effective control of KEMCO transferred to the Company for financial reporting purposes, are included in these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

On March 1, 1996 the Company acquired all of the issued and outstanding shares of the common stock of IPS in exchange for 600,000 shares of the Company's common stock in a business combination accounted for under the purchase method of accounting. The results of operations of IPS subsequent to March 1, 1996, are included in these consolidated financial statements.

At the time of purchase, IPS' liabilities exceeded the value of its assets by $853,208, which when added to the $1,800,000 value assigned to the shares of common stock issued, resulted in goodwill of $2,653,208 being recorded. Amortization of $147,400 is recorded as of December 31, 1996.

4.   Accounts Receivable and Concentration of Credit Risk

Accounts receivable represent amounts due from customers who are in the oil and gas business throughout North and South America. Fluctuations in market conditions impact upon the creditworthiness of these customers. The Company reviews the financial condition of prospective purchasers and joint interest participants prior to signing sales or joint interest agreements. Payment terms are on a short-term basis and in accordance with industry standards.

5.   Inventory - Lower of Cost or Market Adjustment

Based on a comparison of the estimated potential sales prices to the recorded carrying costs of the inventory of plants acquired in the KEMCO acquisition, management has determined that the recorded cost of the inventory of such plants was in excess of the wholesale market value of the plants which would allow a reasonable profit margin at the time of sale of the plants. The recorded cost of the inventory of such plants had been determined based on an appraisal obtained and relied upon to establish the value of the plants at the time KEMCO was acquired. Management subsequently determined that the values assigned to the plants had been the appraiser's estimated retail sales price of the plants rather than a wholesale market value that would allow a reasonable profit margin on the sales of the plants.

To adjust the carried cost of the plants to their estimated market value, an adjustment of $3,043,055 was charged to expense in the quarter ended September 30, 1995.

6.   Property, Plant and Equipment, Net

Significant components comprising property, plant and equipment at December 31 include the following:

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                     1996              1995

Oil & gas properties:
    Leasehold costs                              $  7,495,916      $  6,799,166
    Lease well & equipment                          1,845,508         1,944,882
    Intangibles                                     1,904,925         1,904,925
    Property, plant & equipment                       484,181           945,431
    Other                                              80,632            58,551
                                                 ------------      ------------
                                                   11,811,162        11,652,955
                                                 ------------      ------------
Other property, plant & equipment
    Land                                              185,413           159,913
    Buildings & improvements                          306,019           345,186
    Machinery & equipment                             327,135           186,820
    Vehicles                                          237,896           218,769
    Furniture, fixtures & software                    200,010            81,710
                                                 ------------      ------------
                                                    1,310,473           992,398
                                                 ------------      ------------
Accumulated depreciation,
depletion and amortization                         (4,804,807)       (4,209,780)
                                                 ------------      ------------

Property, plant and equipment, net               $  8,316,827      $  8,435,573
                                                 ------------      ------------


Depreciation, depletion and amortization of oil and gas properties, and depreciation of other property, plant and equipment for the periods ended December 31, are as follows:


                                                        1996           1995

Oil and gas properties                                $232,416       $211,044
Other property, plant and equipment                     77,138         60,000
                                                      --------       --------

                                                      $309,554       $271,044
                                                      ========       ========

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.   Debt and Capital Lease Obligations

Debt

Long-term debt includes the following at December 31:

                                                           1996         1995

Bond payable, dated May 1995, with interest at 10%
per annum, requiring semi-annual interest payments
through maturity on May 1, 1997. The bond is
secured by the assets of KEMCO. As additional
consideration, the Company issued 90,000 shares of
common shares to the lender.                            $2,920,000    $2,920,000

Secured notes payable, dated December 1994, with a
face value of $2,500,000 issued at $750,000
discount. The notes bear interest at 9% per annum
with an effective interest rate of 15% per annum.
Semi-annual interest payments of $112,500 are
required through maturity in January 2010. The
notes are secured by certain gas plants and
equipment and a guarantee of the Company.                1,784,351     1,760,263

Secured notes payable, dated September 1994, with
a face value of $1,400,000 issued at a $604,500
discount. The notes bear interest at 6% per annum
payable semi-annually with an effective interest
rate of 14.02% per annum. Annual principal
payments of $140,000 are required beginning in
August 2005 through maturity in August 2009. The
notes are secured by certain oil and gas property
owned by the Company.                                      732,764       708,787

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Acquisition bridge financing evidenced by notes
payable which bear interest at 12% per annum. The
interest and related principal are due at various
maturity dates through November 1996.
Approximately $180,000 and $500,000 of the notes
at June 30, 1996 and 1995, respectively are
secured by a personal guarantee from Jerry Swon
former, Chairman of the Company's Board of
Directors, who is also a shareholder of the
Company.                                                      --         390,000

Unsecured notes payable, bearing interest at 7%
per annum. Interest and Principal were due at
various dates through August 1995.                            --          50,000

12% convertible notes, dated October 1994,
convertible at maturity into shares of the
Company's common stock. $125,000 of these notes
matured and were converted into 25,000 shares of
the Company's common stock. Upon the conversion,
an additional 3,000 shares were issued as
consideration for accrued interest expense through
the date of conversion totaling $15,000. The
remainder of the notes matured in October 1996.
The notes are secured by certain oil and gas
property owned by the Company.                             125,000       125,000

Secured note payable dated January 1996, with
interest at 9% per annum. Interest and principal
of $1,271 are due monthly through January 2000.
The note is secured by certain equipment owned by
the Company.                                                40,925          --

Unsecured non-interest bearing note payable dated
March 1996 payable in monthly installments of
$43,599 through maturity on December 15, 1996.             174,000          --

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Secured note payable dated February 1996, with
interest at 12% per annum.  Principal and interest
are due at maturity on February 28, 1997.  The note is
secured by a certain gas plant owned by the Company.       600,000          --

In July, 1995 the Company issued $500,000 of 12%
convertible notes. Upon maturity, or any time
prior thereto, each $250,000 portion of the
obligation is convertible into additional shares
of common stock. The notes mature, one half each
July 7, 1996 and August 7, 1996, respectively.               --          500,000

On August 21, 1995, the Company issued $275,000 of
12% convertible notes. Upon maturity, or any time
prior thereto, the obligation is convertible into
additional shares of common stock at $5.00 per
share. The note matures on August 21, 1996.                  --          275,000

Various unsecured notes payable, bearing interest
of 4.5% to 12% per annum. The interest and
principal are due at various maturity dates
through May 1997.                                          160,056          --
                                                        ----------    ----------

Total debt outstanding                                   6,537,096     6,729,050

Less: current portion                                    3,985,028       895,750
                                                        ----------    ----------

Long-term debt                                          $2,552,068    $5,833,300
                                                        ----------    ----------

As of December 31, 1996, maturities and scheduled payments for the next five years and thereafter are: $3,985,028 in 1997, $13,186 in 1998, $14,423 in 1999,
and the remainder after year 2001.

Capital Lease Obligations

In conjunction with its acquisition of KEMCO, the Company acquired certain leased equipment which is accounted for as capital leases. Prior to the acquisition, certain of the leases were prepaid at inception. Capital lease obligations recorded in the accompanying consolidated financial statements represent the present value of the

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

lease purchase options which are exercisable at the end of the lease term in December 1997, discounted at an interest rate of 16% and the future payments due on a lease of a yard facility discounted at 12%.

Capital lease obligations as of December 31 consist of the following:

                                                            1996          1995

Total future minimum lease payments                        $73,352       $67,106
Less:  amounts representing interest                         8,824        20,433
                                                           -------       -------

Present value of minimum lease payments                    $64,528       $46,673
                                                           =======       =======

The obligations under capital lease mature as follows: $15,161 in 1997 and $49,367 in 1998.

8.   Commitments and Contingencies

Minimum Rental Commitments

The Company has several noncancelable operating leases, primarily for yard and office equipment, that expire over the next five years. These leases generally are for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance.

Legal Matters

As of December 31, 1996, the Company was involved in various litigation matters which it considers to be in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the claims either lack merit, or the potential liability, if any, upon the ultimate disposition of these lawsuits will not have a material effect on the Company's financial position or results of operations. Additional information concerning pending litigation may be found in the Company's Form 10-KSB for the fiscal year ended June 30, 1996.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9.   Outstanding Warrants

Warrants outstanding as of December 31, 1996 for the purchase of shares of the Company's common stock are summarized as follows:

Date of Issuance    Number of Shares     Exercise Price/Share    Expiration Date

November 1994               1,500                $7.50            November 1997
June 1995                  50,000                 2.90            February 1998
June 1995                 100,000                 7.50              July 1997
November 1995              20,000                 5.00            November 1998
February 1996              25,000                 4.00             January 1999
May 1996                   20,000                 3.75               June 1998
May 1996                  100,000                 3.75               June 1999
May 1996                   15,000                 4.00             January 1998
May 1996                  100,000                 4.50              March 2001
May 1996                  200,000                2.625               July 1999

The Company has sufficient shares authorized but not issued for use in the event these warrants are exercised.

10.  Transactions with Related Parties

Related Party Ownership Interests

The former chairman of the Company's board of directors, personally and through Integrated and Tucker, which are companies that he owns, owns or controls 2.58% of the Company's common stock as of December 31, 1996. Additionally, certain officers and directors of the Company, together with the present chairman of the board own or control 6.69% of the Company's common stock as of December 31, 1996.

Receivables from Related Parties/Affiliated Company

Integrated and the Company have an agreement by which the associated receivables and payables may be netted. At December 31, 1996, the Company has a net receivable due from Integrated of $7,853. At December 31, 1995, the Company had a net payable due to Integrated of $259,052.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

As part of its ongoing operations, the Company conducts business with Atascosa Electric Services ("AES"), an entity which is owned and controlled by the family of Deral Knight, the president of KEMCO, who is also CEO, chairman of the board of directors and a stockholder of the Company. At December 31, 1996, there was no receivable balance due from stockholder (Deral Knight) or due from affiliated company (AES). At December 31, 1995, the receivable due from stockholder (Deral Knight) and due from affiliated company (AES) were $115,077 and $0, respectively.

Under the provisions of the agreement whereby the Company acquired Deral Knight's stock in KEMCO, Mr. Knight has agreed to return to the Company, Concord Energy Incorporated common stock valued at $6.25 per share to the extent that he owed money to the Company at June 30, 1995. Accordingly, in liquidation of the receivable balance, approximately 17,000 shares of Company common stock issued to Deral Knight as part of the purchase price of his KEMCO stock are reflected as having been returned to the Company and are so recorded as treasury stock at September 30, 1996.

Other Payables to Related Parties

At December 31, 1996, $262,240 is owed to Richard D. Barden, the president of IPS, and his wife June Barden. The balance generally consists of accrued compensation and expense reimbursements due to them and is included in accrued expenses in the accompanying balance sheet.

Management Agreement

The Company and Integrated had entered into and operated under an agreement (the "Management Agreement") that required Integrated to provide certain management, administrative and accounting services to the Company and certain subsidiaries for $116,000 per month which terminated on June 30, 1996. The Management Agreement had been provided for under the terms of the consolidation of Partnerships, the assets of which were exchanged for Concord Energy, Inc. stock (see Note 1 above). The services provided by Integrated include the receipt of cash for oil and gas sales and the payment of operating and capital expenditures on behalf of the Company. In accordance with the original provisions of the Management Agreement, the Company was also entitled to 10% of all syndicated retail partnership gross sales made by Integrated. As additional consideration for the Management Agreement, Integrated assigned to the Company, effective June 1, 1991 through March 31, 1994, its revenue sharing in future program syndications. Effective March 31, 1994, the Management Agreement was modified to provide the Company with 20% of all syndicated retail partnership gross sales made by Integrated. During fiscal 1994, the Company sold to Integrated all of its revenue sharing interests which were earned under the Management Agreement, aggregating $363,266. Revenue interest income earned was also remitted to Integrated in connection with the sale. The proceeds from the sale were recorded as reduction of

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

the Company's full-cost oil and gas properties pool. In the period ended December 31, 1996 and 1995 the Company recorded income from Integrated as follows:

                                                           1996         1995

Share of syndication income                              $   --       $140,000
                                                         --------     --------

                                                         $   --       $140,000
                                                         --------     --------

Employment Agreements

On November 1, 1991 IPS entered into an employment agreement with its president, Richard D. Barden. The agreement as modified on October 4, 1994 provides for him to receive an annual base salary of $96,200 per year. The agreement also provides for certain fringe benefits and bonuses and expires December 31, 2000.

On November 9, 1994 KEMCO entered into an employment agreement with its president, Deral Knight. The agreement provides for him to receive a base salary of $125,000 per annum plus a bonus consisting of ten percent of KEMCO's pre-tax net profits from $1,500,000 to $2,000,000 and fifteen percent of any such pre-tax net profits which exceed $2,000,000. The agreement also provides for certain fringe benefits and expires May 7, 2000.

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

In June 1996 the Company accepted 124,500 shares of its common stock from Integrated, at a value of $3.00 per share as a reduction of the net receivable balance due from Integrated as of June 30, 1996. This stock is included in the accompanying consolidated financial statement as Treasury Stock in stockholders' equity.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

On November 22, 1996 the Company repurchased from Integrated plants and related equipment for $361,415. The purchase price was netted against the net receivable due from Integrated at June 30, 1996 of $236,415 which resulted in a net payment to Integrated of $125,000.

On November 22, 1996 Jerry Swon resigned as chairman of the Company's board of directors. In conjunction with his resignation, the board of directors approved a severance payment of six months of his then current salary totaling $75,000.