Form 10QSB/A
period 1996-03-31
CONCORD ENERGY INC
filed 1997-03-06
CIK 796334

Amended Form 10-QSB/A -- Quarterly or Transitional Report

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

     At March 31, 1996, the outstanding common equity of Concord Energy Incorporated comprised 4,444,350 shares of common stock, $.0001 par value.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The following financial statements are filed as part of this report:

                                                                        Pages
                                                                        -----

Consolidated Balance Sheet (Unaudited),
     March 31, 1996 and 1995                                             F-1

Consolidated Statements of Operations and
     Accumulated Deficit (Unaudited)
     Three and Nine Months Ended March  31, 1996,  and 1995              F-2

Consolidated Statements of Cash Flows (Unaudited),
     Three and Nine Months Ended March 31, 1996,  and 1995               F-3

Notes to Consolidated Financial Statements                            F-4 - F-15

Item 2. Management's Discussion and Analysis or Plan of Operation. General Operations

     In May 1993 the Registrant consummated an Agreement and Plan of Reorganization ("Agreement") pursuant to which it entered into the oil and gas industry. Under the Agreement, the Registrant changed its name to Concord Energy Incorporated (referred to herein as the "Company") and became the parent of an entity which manages and owns interests in approximately 100 oil and gas wells primarily located in East Texas and the Louisiana Gulf Coast. The Company's oil and gas subsidiary Concord Energy, Inc. ("Concord") was formed in June 1991 in order to effectuate a consolidation of 166 oil and gas partnerships. Following Monoclonal's acquisition of Concord, the Company changed its fiscal year end to June 30 in order to coincide with the fiscal year of its operating subsidiary (Concord).

     In May 1995, the Company acquired Knight Equipment and Manufacturing Corporation ("KEMCO"), which locates, designs, refurbishes, and installs gas processing plants for the natural gas industry. The effective date of the acquisition was April 1, 1995.

     In March 1996, the Company acquired Integrated Petroleum System Corporation ("IPS"), which has developed a unique, properietary software which is used to collect, process and transmit data relative to petroleum production and processing operations. Results of Operations

     The Company's revenues are primarily derived from the buying, selling and renting of gas processing equipment. The Company also realizes revenue through the sale of oil and gas, sale of its software system as developed by IPS, as well as through well operations. During the nine months ended March 31, 1996 the

Company reported total revenues of $9,131,747. Contract revenues during the nine months period were $8,094,810. Rental income for the nine months period was $88,101. The Company's oil sales during the nine month period were $417,475 while gas sales totaled $348,865. The Company reported revenue from syndication sales of $140,000, well operating income of $39,902 and software sales of $2,594 during the nine months period ended March 31, 1996. By comparison, during the nine months period ended March 31, 1995 the Company reported total revenues of $1,504,130, including oil sales of $636,577, gas sales of $351,372, revenue from syndication sales and revenue interests of $467,075 and well operating income of $49,106.

     Total revenues increased by $7,627,617 during the nine months ended March 31, 1996 compared to the nine months period ended March 31, 1995. This increase is primarily due to the addition of KEMCO's operations.

         Total costs and operating expenses during the nine months ended March 31, 1996 were $11,983,703. Cost of contract revenue during the period was $5,728,799. Lease operating expenses accounted for $507,641, during the nine months period. Lease operating expenses as a percentage of total oil and gas sales were approximately 66%. In comparison, during the nine months period ended March 31, 1995 total costs and operating expenses were $2,259,626, lease operating expenses were $588,938 and lease operating expenses as a percentage of oil and gas sales were approximately 60%. Total costs and operating expenses increased by $9,724,077, and lease operating expenses decreased by $81,297, during the nine months period ended March 31, 1996 as compared to the nine months period ended March 31, 1995, and lease operating expenses as a percentage of total oil and gas sales increased by approximately 6%. The increases in costs and expenses primarily relate to the inclusion of KEMCO's cost of operations and the recording of a $3,043,055 inventory restatement. This was a result of a retail market value being recorded at the time of the KEMCO acquisition rather than a wholesale value with the balance of the cost of acquisition of KEMCO being charged to goodwill as it should have been. Management has determined that the allocated costs were in error and has chosen to take a one time adjustment to more accurately reflect the operations of the Company.

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

     Depreciation, depletion and amortization expenses during the nine months period ended March 31, 1996 were $340,784. During the nine months period ended March 31, 1995 these expenses were $371,903. The $31,119 decrease in these expenses primarily result from the reduction in oil and gas production, partially offset by the additional depreciation related to KEMCO's property, plant and equipment and amortization of IPS goodwill which totaled $90,000 and $14,740, respectively for the nine month period ended March 31, 1996.

     Interest expense for the nine months period ended March 31, 1996 was $704,059. During the nine months period ended March 31, 1995 interest expense was $272,597. The increase of $431,462 is primarily the result of the additional debt obtained for KEMCO's inventory acquisitions and the financing related to the KEMCO acquisition.

     For the nine months period ended March 31, 1996 the Company reported a net loss of $3,532,241. For the nine months period ended March 31, 1995 the Company reported a net loss of $1,022,356. The increased net loss of $2,509,885 for the nine months ended March 31, 1996 as compared to the nine months ended March 31,
1995,  resulted   primarily  from  the  inventory   restatement  of  $3,043,055
previously discussed.

Liquidity and Capital Resources

     As of March 31, 1996 the Company reported working capital of $5,113,664 compared to a working capital deficit of $1,278,211 at March 31, 1995. Total current assets increased by $9,407,342 which is the combination of an increase in cash and cash equivalents of $316,714, an increase in receivables of
$2,257,772 and an increase in inventories and other current assets of $6,832,856, as compared to March 31, 1995. Total current liabilities increased from $1,952,371 as of March 31, 1995 to $4,967,838 as of March 31, 1996, for a
net increase of $3,015,467. The combination of the foregoing resulted in a net increase in working capital of $6,391,875 from March 31, 1995 to March 31, 1996.

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

                                        CONCORD ENERGY INCORPORATED
                                        (Registrant)

                                        s\Deral Knight
                                        --------------------------------------
Dated: February 28, 1997                Deral Knight
                                        President, Chief Executive Officer
                                        and Chairman of the Board of Directors

Dated: February 28, 1997                s\Scott Kalish
                                        --------------------------------------
                                        Scott Kalish
                                        Treasurer (Principal Accounting Officer)

Concord Energy Incorporated and Subsidiaries

Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                   (Unaudited)     (Unaudited)
                                                     March 31        March 31
                                                       1996            1995
                                                   ------------    ------------
Assets

Current assets
   Cash and cash equivalents                       $    432,494    $    115,780
   Costs and estimated earnings in excess
        of billings on uncompleted contracts            363,937            --
   Accounts receivable, net of allowance for
       doubtful accounts of $67,490 and $0            1,555,707         205,377
   Receivable from stockholder                          106,636            --
   Receivable due from affiliated company               789,872         353,003
   Inventories                                        6,743,501            --
   Prepaid expenses and other assets                     89,355            --
                                                   ------------    ------------
       Total current assets                          10,081,502         674,160

Property, plant and equipment, net                    8,547,141       8,548,874
Goodwill, net                                         2,638,468            --
Bond issuance costs, net                                494,649         222,258
Other assets                                             50,012       2,125,000
                                                   ------------    ------------
       Total assets                                $ 21,811,772    $ 11,570,292
                                                   ============    ============


Liabilities and Stockholders' Equity

Current liabilities
   Current portion of long-term debt               $  1,768,750    $  1,468,750
   Accounts payable                                   1,843,688         282,794
   Accrued expenses                                   1,233,118         200,827
   Payable due to Integrated, net                          --              --
   Federal  income taxes payable                        122,282            --
                                                   ------------    ------------
       Total current liabilities                      4,967,838       1,952,371

Long term liabilities
  Notes payable                                       6,193,362       1,813,000
  Capital lease obligations                              46,673            --
                                                   ------------    ------------
     Total Long term liabilities                      6,240,035       1,813,000
                                                   ------------    ------------

Commitments and Contingencies

Stockholders' equity
   Preferred Stock, $.01 par value, 1,000  shares
     authorized, 0 shares issued and outstanding           --              --
   Common stock, $.0001 par value,  20,000,000
     shares authorized,  4,444,350 and 2,292,854
    (post-split) shares issued and outstanding              444           1,111
   Paid-In capital                                   18,437,091      11,546,768
   Accumulated deficit                               (7,833,636)     (3,742,958)
                                                   ------------    ------------
       Total stockholders' equity                    10,603,899       7,804,921
                                                   ------------    ------------
       Total liabilities and stockholders' equity  $ 21,811,772    $ 11,570,292
                                                   ============    ============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                              (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                             Quarter Ended    Nine-Months    Quarter Ended    Nine-Months
                                               March 31,       March 31,       March 31,       March 31,
                                                 1996            1996            1995            1995
Revenue

  Oil sales                                  $    140,397    $    417,475    $    217,636    $    636,577
  Gas sales                                       168,565         348,865         102,161         351,372
                                             ------------    ------------    ------------    ------------
     Total oil and gas sales                      308,962         766,340         319,797         987,949

  Contract revenue                              2,340,260       8,094,810            --              --
  Share of syndication sales and
   revenue interests                                 --           140,000         243,125         467,075
  Well operating income                            13,916          39,902          16,925          49,106
  Rental income                                    37,367          88,101            --              --
  Software Sales                                    2,594           2,594            --              --
                                             ------------    ------------    ------------    ------------
     Total revenue                              2,703,099       9,131,747         579,847       1,504,130
                                             ------------    ------------    ------------    ------------

Costs and Operating Expenses
  Lease operating                                 138,359         507,641         207,540         588,938
  Cost of contract revenue                      1,524,131       5,728,799            --              --
   Inventory - adjustment to lower
    of cost or market                                --         3,043,055            --              --
  General and administrative:
      Management agreement                        348,000       1,044,000         348,000       1,044,000
      Other expenses                              579,084       1,319,424          96,430         254,785
  Depreciation, depletion and amortization         69,740         340,784         123,694         371,903
                                             ------------    ------------    ------------    ------------
      Total costs and operating expenses        2,659,314      11,983,703         775,664       2,259,626
                                             ------------    ------------    ------------    ------------
     Income (Loss) from Operations                 43,785      (2,851,956)       (195,817)       (755,496)
                                             ------------    ------------    ------------    ------------
Other income (expense)
  Other  income                                     1,778          23,774           2,583           5,737
  Interest expense                                (43,916)       (704,059)       (138,168)       (272,597)
                                             ------------    ------------    ------------    ------------
                                                  (42,138)       (680,285)       (135,585)       (266,860)
                                             ------------    ------------    ------------    ------------
     Income (Loss) before income taxes              1,647      (3,532,241)       (331,402)     (1,022,356)
                                             ------------    ------------    ------------    ------------
          Income tax expense                         --              --              --              --
                                             ------------    ------------    ------------    ------------
     Net Income (Loss)                       $      1,647    $ (3,532,241)   $   (331,402)   $ (1,022,356)
                                             ============    ============    ============    ============
Accumulated deficit, beginning of period       (7,835,283)     (4,301,395)     (3,411,556)     (2,720,602)
                                             ============    ============    ============    ============
Accumulated deficit, end of period           $ (7,833,636)   $ (7,833,636)   $ (3,742,958)   $ (3,742,958)
                                             ============    ============    ============    ============
     Income (Loss) per share                 $       0.00    $      (0.79)   $      (0.07)   $      (0.23)
                                             ============    ============    ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                (Unaudited)      (Unaudited)        (Unaudited)      (Unaudited)
                                                               Quarter Ended   Nine-Months Ended   Quarter Ended   Nine-Months Ended
                                                                 March 31          March 31          March 31          March 31
                                                                   1996              1996              1995              1995
Cash flows from operating activities
   Net Income (loss)                                           $     1,647       $(3,532,241)      $  (331,402)      $(1,022,356)
   Adjustments to reconcile net income/loss to net cash
     (used in) provided by operating activities:
     Depreciation, depletion and amortization                       69,740           340,784           123,694           371,903
     Other noncash transactions                                        519         3,043,055
     Decrease (Increase)  in assets:
        Accounts receivable                                       (415,071)         (859,150)           57,323            91,617
        Costs and estimated earning in excess
             of billings on uncompleted contracts                  369,092           194,924              --                --
        Receivable From Joint Venture                             (150,240)
        Receivable due from Stockholder                              8,441            (3,017)             --
        Receivable due from affiliated company                    (789,872)         (773,935)         (121,948)           11,542
        Inventories                                                320,830        (1,333,931)             --                --
        Other assets and liabilities                                37,940           (17,648)             --                --
     (Decrease)  Increase  in liabilities
        Accounts payable                                           141,725         1,030,154           (24,709)          (40,022)
        Accrued expenses                                          (432,836)          686,875            54,566            70,729
        Federal income tax payable                                   8,333             2,184              --                --
        Receivable due from/payable due to Integrated, net        (259,052)         (594,685)             --                --
                                                               -----------       -----------       -----------       -----------

         Net cash provided by (used in) operating activities      (938,564)       (1,816,631)         (242,476)         (666,827)
                                                               -----------       -----------       -----------       -----------
Cash flows from investing activities
     Purchase of propery, plant ,  oil and gas equipment,
       well workovers  and recompletions                          (111,568)         (162,762)           (9,709)          (80,902)
     Acquisition of business, net of cash acquired                (897,280)         (897,280)         (500,000)         (500,000)
     Sale of oil and gas interests                                    --             477,332              --              16,082
     Investment in Joint Venture                                      --                --                --          (1,625,000)
                                                               -----------       -----------       -----------       -----------

         Net cash (used in) provided by investing activities    (1,008,848)         (582,710)         (509,709)       (2,189,820)
                                                               -----------       -----------       -----------       -----------
Cash flows from financing activities
      Net proceeds from bonds payable                                 --                --             275,000         2,228,242
      Net proceeds from note payable                             1,054,000         1,879,000          (425,000)          275,000
      Net proceeds from issuance of common stock                      --                --                --             250,000
      Net proceeds from sale of common stock                     1,189,730         1,689,730              --             313,000
      Net decrease in notes payable                                (93,938)         (994,683)          (68,750)         (160,417)
                                                               -----------       -----------       -----------       -----------
        Net cash flows provided by (used in)
           financing activities                                  2,149,792         2,574,047          (218,750)        2,905,825
                                                               -----------       -----------       -----------       -----------
Net increase (decrease) in cash and cash equivalents               202,380           174,706          (970,935)           49,179
                                                               -----------       -----------       -----------       -----------
Cash and cash equivalents at beginning of period                   230,114           257,788         1,086,715            66,601
                                                               -----------       -----------       -----------       -----------
Cash and cash equivalents at end of period                     $   432,494       $   432,494       $   115,780       $   115,780
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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

statements to account for the equivalent number of shares received in the acquisition totaling 11,111,660 shares, after giving effect to the difference in par value of Concord Energy, Inc. and MITI stock with the offset to paid-in capital. Costs incurred in connection with the recapitalization totaling $45,000 were recorded as a reduction in paid-in capital during 1993.

In December 1995, the company effectuated a 1 for 5 reverse split of its outstanding stock.

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

3. Business Combinations

On May 7, 1995, the company acquired all of the issued and outstanding shares of the common stock of KEMCO for $7,000,000 in a business combination accounted for under the purchase method of accounting. The acquisition was financed by issuance of 400,000 shares of the Company's common stock and $4,500,000 in cash. Financing for the cash portion of the purchase price was obtained primarily through the net proceeds from debt financing totaling approximately $3,700,000 and the net proceeds from the issuance of 260,000 shares of the Company's common stock totaling approximately $800,000. The results of operations of KEMCO and its wholly-owned subsidiary, K & S Engineering, Inc., subsequent to April 1, 1995, the date effective control of KEMCO transferred to the Company for financial reporting purposes, are included in these consolidated financial statements.

On March 1, 1996 the Company acquired all of the issued and outstanding shares of the common stock of IPS for 600,000 shares of the Company's common stock, valued at $1,800,000, in a business combination accounted for under the purchase method of accounting. The results of operations of IPS subsequent to March 1, 1996, are included in these consolidated financial statements.

At the time of purchase, IPS' liabilities exceeded the value of its assets by $853,208, which when added to the $1,800,000 value assigned to the shares of common stock issued to acquire the Company, resulted in goodwill of $2,653,208 being recorded. Amortization of goodwill of $14,740 is recorded as of March 31, 1996.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

5. Property, Plant and Equipment, Net

Significant components comprising property, plant and equipment at March 31 include the following:

                                                      1996            1995

     Oil & gas properties:
         Leasehold costs                      $  6,806,177    $  7,378,124
         Lease well & equipment                  1,944,882       1,944,882
         Intangibles                             1,904,925       1,904,925
         Property, plant & equipment               945,431         942,820
         Other                                      58,551          58,551
                                              ------------    ------------
                                                11,659,966      12,229,302
                                              ------------    ------------

     Other property, plant & equipment
         Land                                      159,913            --
         Buildings & improvements                  374,719            --
         Machinery & equipment                     234,921            --
         Vehicles                                  218,769            --
         Furniture, fixtures & software            163,633          53,016
                                              ------------    ------------
                                                 1,151,955          53,016
                                              ------------    ------------
     Accumulated depreciation,
     depletion and amortization                 (4,264,780)     (3,733,444)
                                              ------------    ------------
     Property, plant and equipment, net       $  8,547,141    $  8,548,874
                                              ------------    ------------

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Depreciation, depletion and amortization of oil and gas properties, and depreciation of other property, plant and equipment for the periods ended March 31 is as follows:

                                                       1996            1995

     Oil and gas properties                        $236,044        $371,281
     Other property, plant
     and equipment                                   90,000             621
                                                   --------        --------
                                                   $326,044        $372,102
                                                   --------        --------

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Unsecured notes payable, originally in the amount
of $450,000 bearing interest at 7% to 7.5% per
annum. Principal and interest are due at various
dates through fiscal 1996.                                         450,000

12% convertible notes, dated October 1994,
convertible at maturity into shares of Company's
common stock. $125,000 of these notes matured and
were converted into 25,000 shares of the Company's
common stock. Upon the conversion, an additional
3,000 shares of the Company's common stock was
issued consideration for accrued interest expense
through the date of conversion totaling $15,000.
The remainder of the notes mature in October 1996.
The notes are secured by certain oil and gas
property owned by the Company.                                     125,000

Secured note payable dated February 1996, with
interest at 12% per annum. Principal and interest
are due at maturity on February 28, 1997. The note
is secured by a certain gas plant owned by the
Company.                                                           600,000

Various convertible notes payable assumed from IPS
which have interest rates of 10% to 12%.                           123,062

Various notes payable assumed from IPS which have
interest rates of 4.5% to 10%.                                     230,000
                                                                ----------

Total debt outstanding                                           7,962,112

Less: current portion                                            1,768,750

Long-term debt                                                  $6,193,362
                                                                ----------

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Management Agreement

The Company and Integrated have entered into an agreement (the "Management Agreement") that requires Integrated to provide certain management, administrative and accounting services to the Company and certain subsidiaries for $116,000 per month through June 30, 1996, subject to automatic extension under certain circumstances. The services provided by Integrated include the receipt of cash for oil and gas sales and the payment of operating and capital expenditures on behalf of the Company. In accordance with the original provisions of the Management Agreement, the Company is also entitled to 10% of all syndicated retail partnership gross sales made by Integrated. As additional consideration for the Management Agreement, Integrated assigned to the Company, effective June 1, 1991 through March 31, 1994, its revenue sharing in future program syndications. Effective March 31, 1994, the

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Management Agreement was modified to provide the Company with 20% of all syndicated retail partnership gross sales made by Integrated. During fiscal 1994, the Company sold to Integrated all of its revenue sharing interests which were earned under the Management Agreement, aggregating $363,266. Revenue interest income earned was also remitted to Integrated in connection with the sale. The proceeds from the sale were recorded as reduction of the Company's full-cost oil and gas properties pool. During the periods ended March 31, 1995 and 1996 the Company recorded income from Integrated as follows:

                                                1996            1995

Syndication income                            $140,000        $459,000
Revenue interest income                           --              --
Management fee income                             --             8,075
                                              --------        --------
                                              $140,000        $467,075
                                              --------        --------

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

On April 29, 1996 the Company completed a private placement of convertible debt and realized net proceeds of $179,000. The face amount of the debt is $200,000 with a 3-year maturity and a 6% annual interest rate, payable quarterly.

On May 10, 1996 the Company received a confirmation from a convertible note holder to the effect that it had elected to convert its $275,000 note to common stock at $3.00 per share.