Form 10QSB
period 1997-03-31
CONCORD ENERGY INC
filed 1997-05-16
CIK 796334

Form 10-QSB -- Quarterly or Transitional Report

(Mark One)
     [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997


     [ ]          TRANSITION REPORT UNDER SECTION 13
                  OR 15(d) OF THE  EXCHANGE ACT

            For the transition period from ___________ to ___________

                         Commission File Number 0-23814

                           CONCORD ENERGY INCORPORATED
        (Exact name of small business issuer as specified in its charter)

         Delaware                                             22-2670198
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

                    1515 Simmons Street, Jourdanton, TX 78026
                    (Address of principal executive offices)

                                 (210) 769-3955
                           (Issuer's telephone number)

                 (Former name, former address and former fiscal
                      year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At March 31, 1997, the outstanding common equity of Concord Energy Incorporated comprised 6,045,745 shares of common stock, $.0001 par value.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following financial statements are filed as part of this report:

                                                                        Pages
                                                                        -----
Consolidated Balance Sheet (Unaudited),
         March 31, 1997 and 1996                                         F-1

Consolidated Statements of Operations and
         Accumulated Deficit (Unaudited)
         Three and Nine Months Ended March 31, 1997,  and 1996           F-2

Consolidated Statements of Cash Flows (Unaudited),
         Three and Nine Months Ended March 31, 1997,  and 1996           F-3

Notes to Consolidated Financial Statements                            F-4 - F-18

Item 2. Management's Discussion and Analysis or Plan of Operation. General Operations

     In May, 1993 the Company consummated an Agreement and Plan of Reorganization ("Agreement") pursuant to which it entered the oil and gas industry. Under the Agreement, the Company changed its name to Concord Energy Incorporated (referred to herein as the "Company") and became the parent of an entity which manages and owns interests in approximately 75 oil and gas wells primarily located in East Texas and the Louisiana Gulf Coast. The Company's oil and gas subsidiary had been formed in June 1991 in order to effectuate a consolidation of 166 oil and gas partnerships.

     In May, 1995, the Company acquired Knight Equipment and Manufacturing Corporation ("KEMCO"), which locates, designs, refurbishes, and installs gas processing plants for the natural gas industry. The effective date of the acquisition was April 1, 1995.

     In March, 1996, the Company acquired Integrated Petroleum Systems Corporation ("IPS"), which has developed a unique, proprietary software which is used to collect, process and transmit data relative to petroleum production and processing operations.

Results of Operations

     The Company's revenues are primarily derived through its KEMCO subsidiary from the engineering, manufacturing, construction and leasing of gas processing equipment. The Company also realizes revenue through the sale of oil and gas, well operations and the sale of oil and gas data gathering software developed by IPS. During the nine months ended March 31, 1997 the Company reported total revenues of $11,901,677. Contract revenues during the nine month period were $10,395,544. Rental income for the nine month period was $164,664. The Company's oil sales during the nine month period were $666,607 while gas sales totaled $489,308. The Company reported revenue from well operating income of $30,380 and software sales of $155,174 during the nine month period ended March 31, 1997. By comparison, during the nine month period ended March 31, 1996 the Company reported total revenues of $9,131,747, including contract revenues of
$8,094,810, rental income of $88,101, oil sales of $417,475, gas sales of $348,865, revenue from the Company's share of the proceeds of syndication sales made by Integrated Energy Incorporated ("Integrated"), revenue interests associated with such sales in the amount of $140,000, well operating income of $39,902 and software sales of $2,594.

     Total revenues increased by $2,769,930 during the nine months ended March 31, 1997 compared to the nine month period ended March 31, 1996. This increase is primarily due to the increases in contract revenue of $2,300,734, software sales of $152,580 and oil and gas sales of $249,132 and $140,443, respectively.

     Total costs and operating expenses during the nine months ended March 31, 1997 were $10,696,000, a decrease of $1,287,703 from the nine month period ended March 31, 1996.

     Cost of contract revenue during the period was $7,484,171. Cost of contract revenue as a percentage of contract revenue was approximately 72%. In comparison, during the nine month period ended March 31, 1996 total costs and operating expenses were $11,983,703, costs of contract revenue were $5,728,799 and cost of contract revenue as a percentage of contract revenue was approximately 71%. The increase in cost of contract revenue of $1,755,372 is primarily the result of the increase in contract revenues.

     Included in the costs and expenses in the nine month period ended March 31, 1996 was the recording of a $3,043,055 inventory restatement. This was a result of inventory having been recorded at retail market value at the time of the KEMCO acquisition rather than at wholesale value, with the balance of the cost of acquisition being charged to goodwill as it should have been. Current management and the Company's new auditors have determined that the allocated acquisition costs were in error, and chose to take a one time adjustment in fiscal 1996 in order to more accurately reflect the operations of the Company.

     The decrease in total costs and operating expenses of $1,287,703 in the nine month period ended March 31, 1997 as compared to the nine month period ended March 31, 1996 primarily resulted from the inclusion of the inventory restatement, partially offset by the increase in cost of contract revenue.

     Lease operating expenses accounted for $507,635 during the nine month period. Lease operating expenses as a percentage of total oil and gas sales were approximately 44%. Lease operating expenses were $507,641 and lease operating expenses as a percentage of oil and gas sales were approximately 66%. Lease operating expenses as a percentage of total oil and gas sales decreased by approximately 22%.

     During  the  nine  month   period   ended  March  31,   1997   general  and
administrative expenses were $2,041,371. During the nine month period ended March 31, 1996, the Company's total general and administrative expenses were $2,363,424, of which

     $1,044,000 were incurred under the Company's management agreement with Integrated, which terminated on June 30, 1996. Included in the nine month period ended March 31, 1997 were costs of $354,636 associated with the winding down of the Company's New Jersey office and staff, which costs have recently been reduced significantly as described in the Company's Form 10-KSB for the fiscal year ended June 30, 1996.

     Depreciation, depletion and amortization expenses during the nine month period ended March 31, 1997 were $662,823. During the nine month period ended March 31, 1996 these expenses were $340,784. The increase of $322,039 is primarily due to the addition of amortization of IPS' goodwill totaling $132,660 and the increase in oil and gas production.

     Interest expense for the nine month period ended March 31, 1997 was $729,722. During the nine month period ended March 31, 1996 interest expense was $704,059.

     For the nine month period ended March 31, 1997 the Company reported a net income of $507,736. For the nine month period ended March 31, 1996 the Company reported a net loss of $3,532,241. The increase of $3,024,505 for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996 primarily resulted from the combination of the above-described inventory restatement of $3,043,055 and the increased contract revenue of $2,300,734, partially offset by the increased cost of contract revenue of $1,755,372.

Liquidity and Capital Resources

     As of March 31, 1997 the Company reported working capital of $3,451,453 compared to working capital of $5,113,664 at March 31, 1996. Total current assets increased by $28,851 which is the combination of a decrease in cash and cash equivalents of $323,114, an increase in receivables of $1,220,545 and a decrease in inventories and other current assets of $868,580, as compared to March 31, 1996. Total current liabilities increased from $4,967,838 as of March 31, 1996 to $6,658,900 as of March 31, 1997, for a net increase of $1,691,062.
The combination of the foregoing resulted in a net decrease in working capital of $1,662,211 from March 31, 1996 to March 31, 1997. This decrease is primarily related to the reclassification of $2,920,000 from long term debt to short term debt and the addition of $160,056 of short term debt acquired with IPS, offset by the increase in receivables of $1,220,545.

Capital Expenditures and Commitments

     During the nine months ended March 31, 1997, the Company  incurred  capital
expenditures  of  $123,507.   These  capital  expenditures  primarily  consisted
of equipment purchases by KEMCO.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONCORD ENERGY INCORPORATED
                                       (Registrant)


                                       s\Deral Knight
                                       ----------------------------------------
Dated: May 14, 1997                    Deral Knight
                                       President, Chief Executive Officer
                                       and Chairman of the Board of Directors



Dated:May 14, 1997                     s\Scott Kalish
                                       ----------------------------------------
                                       Scott Kalish
                                       Treasurer (Principal Accounting Officer)

Concord Energy Incorporated and Subsidiaries

Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                    (Unaudited)     (Unaudited)
                                                     March 31         March 31
                                                       1997            1996
Assets

Current assets
   Cash and cash equivalents                        $    109,380   $    432,494
   Costs and estimated earnings in excess
        of billings on uncompleted contracts           2,512,131        363,937
   Accounts receivable, net of allowance for
       doubtful accounts of $132,390 and $67,490       1,524,566      1,555,707
   Receivable from stockholder                              --          106,636
   Receivable due from Integrated, net                      --          789,872
   Inventories                                         5,894,470      6,743,501
   Prepaid expenses and other assets                      69,806         89,355
                                                    ------------   ------------
       Total current assets                           10,110,353     10,081,502

Property, plant and equipment, net                     8,115,893      8,547,141
Goodwill, net                                          2,461,588      2,638,468
Bond issuance costs, net                                 210,070        494,649
Other assets                                              50,000         50,012
                                                    ------------   ------------
       Total assets                                 $ 20,947,904   $ 21,811,772
                                                    ============   ============

Liabilities and Stockholders' Equity

Current liabilities

   Current portion of long-term debt                $  3,842,472   $  1,768,750
   Current portion of capital lease obligations            8,566           --
   Accounts payable                                    1,620,015      1,843,688
   Accrued expenses                                    1,123,626      1,233,118
   Payable due to Integrated, net                         35,099           --
   Federal  income taxes payable                          29,122        122,282
                                                    ------------   ------------
       Total current liabilities                       6,658,900      4,967,838

Long term liabilities
  Notes payable                                        2,557,807      6,193,362
  Capital lease obligations                                 --           46,673
                                                    ------------   ------------
     Total Long term liabilities                       2,557,807      6,240,035
                                                    ------------   ------------
Commitments and Contingencies

Stockholders' equity
   Preferred Stock, $.01 par value, 1,000  shares
      authorized, 0 shares issued and outstanding           --             --
   Common stock, $.0001 par value, 20,000,000
      shares authorized, 6,045,745 and 4,444,350
      (post-split) shares issued and outstanding             605            444
   Paid-In capital                                    22,812,110     18,437,091
   Accumulated deficit                               (10,600,952)    (7,833,636)
                                                    ------------   ------------
                                                      12,211,763     10,603,899
Treasury Stock                                          (480,566)          --
                                                    ------------   ------------
       Total stockholders' equity                     11,731,197     10,603,899
                                                    ------------   ------------
       Total liabilities and stockholders' equity   $ 20,947,904   $ 21,811,772
                                                    ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
                                               Quarter Ended    Nine-Months    Quarter Ended   Nine-Months
                                                  March 31       March 31        March 31,      March 31,
                                                    1997           1997            1996           1996
Revenue:
  Oil sales                                    $    223,302    $    666,607    $    140,397    $    417,475
  Gas sales                                         163,177         489,308         168,565         348,865
                                               ------------    ------------    ------------    ------------
     Total oil and gas sales                        386,479       1,155,915         308,962         766,340

  Contract revenue                                3,539,842      10,395,544       2,340,260       8,094,810
  Syndication sales and revenue interests              --              --              --           140,000
  Well operating income                               9,945          30,380          13,916          39,902
  Rental income                                      87,294         164,664          37,367          88,101
  Software Sales                                     59,638         155,174           2,594           2,594
                                               ------------    ------------    ------------    ------------
     Total revenue                                4,083,198      11,901,677       2,703,099       9,131,747
                                               ------------    ------------    ------------    ------------
Costs and Operating Expenses:
  Lease operating                                   207,169         507,635         138,359         507,641
  Cost of contract revenue                        2,802,221       7,484,171       1,524,131       5,728,799
   Inventory - adjustment to lower
      of cost or market                                --              --              --         3,043,055
  General and administrative:
      Management agreement                             --              --           348,000       1,044,000
      Other expenses                                502,473       2,041,371         579,084       1,319,424
  Depreciation, depletion and amortization          264,829         662,823          69,740         340,784
                                               ------------    ------------    ------------    ------------
      Total costs and operating expenses          3,776,692      10,696,000       2,659,314      11,983,703
                                               ------------    ------------    ------------    ------------
     Income (Loss) from Operations                  306,506       1,205,677          43,785      (2,851,956)
                                               ------------    ------------    ------------    ------------
Other income (expense)
  Other  income                                      10,519          30,485           1,778          23,774
  Interest expense                                 (257,026)       (728,426)        (43,916)       (704,059)
                                               ------------    ------------    ------------    ------------
                                                   (246,507)       (697,941)        (42,138)       (680,285)
                                               ------------    ------------    ------------    ------------
     Income (Loss) before income taxes               59,999         507,736           1,647      (3,532,241)
                                               ------------    ------------    ------------    ------------
          Income tax expense                           --              --              --              --
                                               ------------    ------------    ------------    ------------
     Net Income (Loss)                         $     59,999    $    507,736    $      1,647    $ (3,532,241)
                                               ============    ============    ============    ============
Accumulated deficit, beginning of period        (10,660,951)    (11,108,688)     (7,835,283)     (4,301,395)
                                               ============    ============    ============    ============
Accumulated deficit, end of period             $(10,600,952)   $(10,600,952)     (7,833,636)     (7,833,636)
                                               ============    ============    ============    ============
     Income (Loss) per share                   $       0.01    $        0.0    $       0.00    $      (0.79)
                                               ============    ============    ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                               (Unaudited)                    (Unaudited)
                                                               (Unaudited)      Nine-Months   (Unaudited)      Nine-Months
                                                              Quarter Ended       Ended       Quarter Ended      Ended
                                                                 March 31        March 31        March 31       March 31
                                                                   1997            1997           1996            1996

Cash flows from operating activities
   Net Income (loss)                                           $    59,999    $   507,736    $     1,647    $(3,532,241)
   Adjustments to reconcile net income/loss to net cash
     (used in) provided by operating activities:
     Depreciation, depletion and amortization                      264,829        662,823         69,740        340,784
     Other noncash transactions                                    186,654        422,217            519      3,043,055
     Decrease (Increase)  in assets:
        Accounts receivable                                        303,832       (264,781)      (415,071)      (859,150)
        Costs and estimated earning in excess
             of billings on uncompleted contracts               (1,048,650)    (2,395,036)       369,092        194,924
        Receivable due from Stockholder                               --             --            8,441         (3,017)
        Receivable due from affiliated company                       7,853        236,415       (789,872)      (773,935)
        Inventories                                                 (5,563)       187,503        320,830     (1,333,931)
        Deferred income taxes                                         --             --
        Other assets and liabilities                                29,622        (49,542)        37,940        (17,648)
     (Decrease)  Increase  in liabilities
        Accounts payable                                           270,502        287,624        141,725      1,030,154
        Accrued expenses                                           (11,618)       (63,608)      (432,836)       686,875
        Federal income tax payable                                 (77,129)       (68,796)         8,333          2,184
        Receivable due from/payable due to Integrated, net          35,099         35,099       (259,052)      (594,685)
        Interest payable to stockholders                              --             --
                                                               -----------    -----------    -----------    -----------
         Net cash provided by (used in) operating activities        15,430       (502,346)      (938,564)    (1,816,631)
                                                               -----------    -----------    -----------    -----------
Cash flows from investing activities
     Purchase of propery, plant ,  oil and gas equipment,
       well workovers  and recompletions                           (19,674)      (123,507)      (111,568)      (162,762)
     Acquisition of business, net of cash acquired                    --             --         (897,280)      (897,280)
     Sale of oil and gas interests                                    --             --             --          477,332
                                                               -----------    -----------    -----------    -----------
         Net cash (used in) provided by investing activities       (19,674)      (123,507)    (1,008,848)      (582,710)
                                                               -----------    -----------    -----------    -----------
Cash flows from financing activities
      Net proceeds from note payable                                  --             --        1,054,000      1,879,000
      Net proceeds from issuance of common stock                      --          856,665           --             --
      Net proceeds from sale of common stock                          --             --        1,189,730      1,689,730
      Principal payments on notes payable
          and capital lease obligations                           (192,779)    (1,019,515)       (93,938)      (994,683)
                                                               -----------    -----------    -----------    -----------
        Net cash flows provided by (used in)
           financing activities                                   (192,779)      (162,850)     2,149,792      2,574,047
                                                               -----------    -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents              (197,023)      (788,703)       202,380        174,706
                                                               -----------    -----------    -----------    -----------
Cash and cash equivalents at beginning of period                   306,403        898,083        230,114        257,788
                                                               -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period                     $   109,380    $   109,380    $   432,494    $   432,494
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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. Organization, Recapitalization, and Operations

Concord Energy Incorporated (the "Company") is an oil and gas exploration and production company which also locates, designs, refurbishes and installs gas plants and gas processing equipment for customers in the natural gas industry. The Company also provides rentals of gas plants and gas processing equipment and provides services such as engineering, procurement, dismantling, reapplication and relocation of complete gas processing facilities. In addition, the Company has developed unique, proprietary software which is used to collect, process, and transmit data relative to petroleum production and processing operations. The Company is headquartered in Jourdanton, Texas with substantially all of its oil and gas operations in East Texas and the Louisiana Gulf Coast. The Company's wholly-owned subsidiaries, Concord Operating, Inc. ("COI"), and Knight Equipment and Manufacturing Corporation ("KEMCO") are located in Jourdanton, Texas, and Integrated Petroleum Systems Corporation ("IPS") is located in Denver, Colorado.

Concord Energy, Inc., (the Company's name prior to the recapitalization described below) was formed in June 1991 for the purpose of combining the net assets and operations of 166 previously independent oil and gas partnerships (the "Partnerships") and the net assets and operations of COI through an exchange of Partnership and COI net assets for common stock in Concord Energy, Inc. The exchange was accounted for at historical cost. Certain limited partners in the Partnerships who did not participate in the exchange were allocated net working interests in the properties previously held by their respective Partnerships.

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

     On May 19, 1993, Monoclonal International Technology, Inc. ("MITI") acquired all of the outstanding common stock of Concord Energy, Inc., with MITI as the acquirer (i.e. a reverse acquisition). In connection with the acquisition, MITI later changed its name to Concord Energy Incorporated, had previously approved a 1 for 230 reverse split of its 127,784,100 shares of common stock and issued 10,556,077 shares of its common stock in exchange for all the outstanding common stock of Concord Energy, Inc.

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

Goodwill

Goodwill is amortized straight-line over its estimated useful life of 15 years in accordance with Generally Accepted Accounting Principles.

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

Deferred financing and bond issuance costs

Costs incurred in conjunction with obtaining financing (including costs associated with the issuance of bonds) are amortized using the straight-line method over the term of the related financing agreement or bond. Bond issuance costs at March 31, 1997 and 1996 are stated net of accumulated amortization of $310,691 and $31,445, respectively.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Revenue recognition

Oil and gas sales

Revenues from oil and gas sales are accrued as earned based on production volume statements and joint interest billings obtained from the well operator.

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

Share of Syndication sales

Under an agreement between the Company and Integrated (see Note 10) which was terminated on June 30, 1996, the Company was entitled to receive a percentage of the proceeds of all sales made by Integrated of syndicated retail partnerships. This revenue was recognized when earned.

Well operating income

The Company, through its wholly owned subsidiary COI, manages and operates wells. The revenue generated from these services is recognized when earned.

Rental revenue

The Company leases certain gas plants and separators to customers under short term leases which are accounted for as operating leases. At March 31, 1997 and 1996, there are no significant future minimum rentals to be received under these noncancelable operating leases.

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

Net income (loss) per share

Net income (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding (5,960,366 at March 31, 1997 and 4,444,350 at March 31, 1996). The Company's common stock equivalents, which consist of outstanding warrants to purchase the Company's common stock, are not considered in the net income (loss) per share calculation since their effect is anti-dilutive.

3. Business Combinations

On May 7, 1995, the Company acquired all of the issued and outstanding shares of the common stock of KEMCO for $7,000,000 in a business combination accounted for under the purchase method of accounting. The acquisition was financed by the issuance of 400,000 shares of the Company's common stock and payment of $4,500,000 in cash. Financing for the cash portion of the purchase price was obtained primarily through the net proceeds from debt financing totaling approximately $3,700,000 and the net proceeds from the sale of 260,000 shares of the Company's common stock totaling approximately $800,000. The results of operations of KEMCO and its wholly-owned subsidiary, K & S Engineering, Inc., subsequent to April 1, 1995, the date effective control of KEMCO transferred to the Company for financial reporting purposes, are included in these consolidated financial statements.

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

At the time of purchase, IPS' liabilities exceeded the value of it's assets by $853,208, which when added to the $1,800,000 value assigned to the shares of common stock issued, resulted in goodwill of $2,653,208 being recorded. Amortization of $191,620 and $ 14,740 is recorded as of March 31, 1997 and 1996, respectively.

4. Accounts Receivable and Concentration of Credit Risk

Accounts receivable represents amounts due from customers who are in the oil and gas business throughout North and South America. Fluctuations in market conditions impact the credit worthiness of these customers. The Company reviews the financial condition of purchasers and joint interest participants prior to signing sales or joint interest agreements. Payment terms are on a short-term basis and in accordance with industry standards.

5. Inventory - Lower of Cost or Market Adjustment

Based on a comparison of the estimated potential sales prices to the recorded carrying costs of the inventory of plants acquired in the KEMCO acquisition, management has determined that the recorded cost of the inventory of such plants was in excess of the market value of the plants which would allow a reasonable profit margin on the sale of the plants. The recorded cost of the inventory of such plants had been determined based on an appraisal obtained and relied upon to establish the value of the plants at the time KEMCO was acquired. Management subsequently determined that the values assigned to the plants were the appraiser's estimated retail sales prices of the plants rather than wholesale market value that would result in a reasonable profit margin on the sales of the plants.

To adjust the carrying cost of the plants to their estimated wholesale market value, an adjustment of $3,043,055 was charged to expense for the quarter ended September 30, 1995.

6. Property, Plant and Equipment, Net

Significant components comprising property, plant and equipment at March 31 include the following:

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                   1997           1996
     Oil & gas properties:
              Leasehold costs                  $  7,495,916    $  6,806,177
              Lease well & equipment              1,845,508       1,944,882
              Intangibles                         1,904,925       1,904,925
              Property, plant & equipment           484,181         945,431
              Other                                  81,131          58,551
                                               ------------    ------------
                                                 11,811,661      11,659,966
                                               ------------    ------------
     Other property, plant & equipment
              Land                                  185,413         159,913
              Buildings & improvements              361,925         374,719
              Machinery & equipment                 338,136         234,921
              Vehicles                              237,896         218,769
              Furniture, fixtures & software        206,278         163,633
                                               ------------    ------------
                                                  1,329,648       1,151,955
                                               ------------    ------------
     Accumulated depreciation,
     depletion and amortization                  (5,025,416)     (4,264,780)
                                               ------------    ------------
     Property, plant and equipment, net        $  8,115,893    $  8,547,141
                                               ============    ============

Depreciation, depletion and amortization of oil and gas properties, and depreciation of other property, plant and equipment for the periods ended March 31, is as follows:

                                                        1997         1996

     Oil and gas properties                           $414,446     $236,044
     Other property, plant and equipment               115,697       90,000
                                                      --------     --------
                                                      $530,163     $326,044
                                                      ========     ========

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7. Debt and Capital Lease Obligations

Debt

Long-term debt includes the following at March 31:

                                                       1997           1996

Bond payable, dated May 1995, with
interest at 10% per annum, requiring
semi-annual interest payments through
maturity on November 1, 1997. The bond
is secured by the assets of KEMCO. As
additional consideration, the Company
issued 90,000 shares of common shares to
the lender. (See Note 12)                          $2,920,000      $2,920,000

Secured notes payable, dated December
1994, with a face value of $2,500,000
issued at $750,000 discount. The notes
bear interest at 9% per annum with an
effective interest rate of 15% per
annum. Semi-annual interest payments of
$112,500 are required through maturity
in January 2010. The notes are secured
by certain gas plants and equipment and
a guarantee of the Company.                        1,789,226         1,760,263

Secured notes payable, dated September
1994, with a face value of $1,400,000
issued at a $604,500 discount. The notes
bear interest at 6% per annum payable
semi-annually with an effective interest
rate of 14.02% per annum. Annual
principal payments of $140,000 are
required beginning in August 2005
through maturity in August 2009. The
notes are secured by certain oil and gas
property owned by the Company.                      737,440           708,787

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Acquisition bridge financing evidenced
by notes payable which bear interest at
12% per annum. The interest and related
principal are due at various maturity
dates through November 1996.
Approximately $180,000 and $500,000 of
the notes at June 30, 1996 and 1995,
respectively are secured by a personal
guarantee from Jerry Swon former
Chairman of the Company's Board of
Directors, who is also a shareholder of
the Company.                                           --             270,000

Unsecured notes payable, bearing
interest at 7% to 7.5% per annum.
Interest and principal were due at
various dates through fiscal 1996.                     --             450,000

12% convertible notes, dated October
1994, convertible at maturity into
shares of the Company's common stock.
$125,000 of these notes matured and were
converted into 25,000 shares of the
Company's common stock. Upon the
conversion, an additional 3,000 shares
of the Company's common stock was issued
as consideration for accrued interest
expense through the date of conversion
totaling $15,000. The remainder of the
notes mature in October 1996. The notes
are secured by certain oil and gas
property owned by the Company.                         --             125,000

Secured note payable date January 1996,
with interest at 9% per annum. Interest
and principal of $1,271 are due monthly
through January 2000. The note is
secured with certain equipment owned by
the Company.                                         37,113              --

Unsecured non-interest bearing note
payable dated March 1996 payable in
monthly installments of $43,599 through
maturity on December 15, 1996.                      174,000              --

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Secured note payable dated February
1996, with interest at 12% per annum.
Principal and interest are due at
maturity on February 28, 1997. The note
is secured by a certain gas plant owned
by the Company.                                     600,000           600,000

In July, 1995 the Company issued $500,000
of 12% convertible notes. Upon maturity, or
any time prior thereto, each $250,000
portion of the obligation is convertible
into additional shares of common stock.
The notes mature, one half each July 7,
1996 and August 7, 1996, respectively.                  --            500,000

On August 21, 1995, the Company issued
$275,000 of 12% convertible notes. Upon
maturity, or any time prior thereto, the
obligation is convertible into
additional shares of common stock at
$5.00 per share. The note matures on
August 21, 1996.                                        --            275,000

Various convertible notes payable,
bearing interest of 10% to 12%.                         --            123,062

Various unsecured notes payable, bearing
interest of 4.5% to 12% per annum. The
interest and principal are due at
various maturity dates through May 1997.             142,500          230,000
                                                  ----------       ----------
Total debt outstanding                             6,400,279        7,962,112

Less: current portion                              3,842,472        1,768,750
                                                  ----------       ----------
Long-term debt                                    $2,557,807       $6,193,362
                                                  ==========       ==========

As of March 31, 1997, maturities and scheduled payments for the next five years and thereafter are: $3,842,472 in 1998, $13,276 in 1999, $14,522 in 2000, and
the remainder after year 2001.

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

Capital lease obligations as of March 31 consist of the following:

                                                          1997        1996

     Total future minimum lease payments                $ 9,000     $67,106
     Less:  amounts representing interest                   434      20,433
                                                        -------     -------

     Present value of minimum lease payments            $ 8,566     $46,673
                                                        =======     =======

The obligations under capital lease mature as follows: $8,566 in 1997.

8. Commitments and Contingencies

Minimum Rental Commitments

The Company has several noncancelable operating leases, primarily for yard and office equipment, that expire over the next five years. These leases generally are for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance.

Legal Matters

As of March 31, 1997, the Company was involved in various litigation matters which it considers to be in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the claims either lack merit, or the potential liability, if any, upon the ultimate disposition of these lawsuits will not have a material effect on the Company's financial position or results of operations. Additional details may be obtained by examining the Company's Form 10-KSB in the fiscal year ended June 30, 1996.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9. Outstanding Warrants

Warrants outstanding as of March 31, 1997 entitling the holders to purchase shares of the Company's common stock are summarized as follows:

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

10. Transactions with Related Parties

Related Party Ownership Interests

The former chairman of the Company's board of directors, personally and through Integrated and Tucker, which are companies that he owns, own 2.48% of the Company's common stock as of March 31, 1997. Additionally, certain officers and directors of the Company, together with its present chairman of the board own or control 6.57% of the Company's common stock as of March 31, 1997.

Receivables from Related Parties/Affiliated Company

Integrated and the Company previously had an agreement by which the associated receivables and payables were permitted to be netted. At March 31, 1997, the Company has a net payable due to Integrated of $35,099. At March 31, 1996, the Company had a net receivable due from Integrated of $789,872.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

As part of its ongoing operations, the Company conducts business with Atascosa Electric Services ("AES"), an entity which is owned and controlled the family of Deral Knight, CEO, chairman of the board of directors and a stockholder of the Company. At March 31, 1997, there was no receivable due from stockholder (Deral Knight) or due from affiliated company (AES). At March 31, 1996, the receivable due from stockholder (Deral Knight) and due from affiliated company (AES) were $106,636 and $0, respectively.

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

Other Payables to Related Parties

At March 31, 1997, $263,659 is owed to Richard D. Barden, the president of IPS, and his wife June Barden. The balance generally consists of accrued compensation and expense reimbursements due to them and is included in accrued expenses in the accompanying balance sheet.

Management Agreement

The Company and Integrated had entered into an agreement (the "Management Agreement") that required Integrated to provide certain management, administrative and accounting services to the Company and certain subsidiaries for $116,000 per month, which agreement terminated on June 30, 1996. The Management Agreement had been provided for under the terms of the consolidation of Partnerships, the assets of which were exchanged for Concord Energy, Inc. stock (see Note 1 above). The services provided by Integrated included the receipt of cash for oil and gas sales and the payment of operating and capital expenditures on behalf of the Company. In accordance with the original provisions of the Management Agreement, the Company was also entitled to 10% of all syndicated retail partnership gross sales made by Integrated. As additional consideration for the Management Agreement, Integrated assigned to the Company, effective June 1, 1991 through March 31, 1994, its revenue sharing in future program syndications. Effective March 31, 1994, the Management Agreement was modified to provide the Company with 20% of all syndicated retail partnership gross sales made by Integrated. During fiscal 1994, the Company sold to Integrated all of its revenue sharing interests which were earned under the

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Management Agreement, aggregating $363,266. Revenue interest income earned was also remitted to Integrated in connection with the sale. The proceeds from the sale were recorded as reduction of the Company's full-cost oil and gas properties pool. In the period ended March 31, 1997 and 1996 the Company recorded income from Integrated for as follows:

                                                   1997              1996

Share of Syndication Income                       $   --           $140,000
                                                  --------         --------

                                                  $   --           $140,000
                                                  ========         ========

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Other Related Party Transactions

In June 1996 the Company accepted 124,500 shares of the Company's common stock from Integrated, at a value of $3.00 per share as a reduction of the net receivable balance due from Integrated as of June 30, 1996. This stock is included in the accompanying consolidated financial statement as Treasury stock in stockholders' equity.

On November 22, 1996 the Company repurchased from Integrated plants and related equipment for $361,415. The purchase price was netted against the net receivable due from Integrated at June 30, 1996 of $236,415 which resulted in a net payment to Integrated of $125,000.

On November 22, 1996 Jerry Swon resigned as chairman and board member of the Company's board of directors. In conjunction with his resignation, the board of directors approved a severance payment of six months of his then current salary totaling $75,000.

12. Events Subsequent to Date of Balance Sheet

In April 1997 the Company completed the obtaining of extensions from holders of a $2,920,000 bond payable which originally was to mature on May 1, 1997. The bond payable maturity date was extended to November 1, 1997, and the Company has agreed to pay the holders an additional 2% interest in return for the extensions.