Form 10KSB
period 1997-06-30
CONCORD ENERGY INC
filed 1997-10-14
CIK 796334

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _________________

                        Commission File Number 2-6806-NY

                           Concord Energy Incorporated
                 (Name of small business issuer in its charter)

           Delaware                                          22-2670198
 (State or other jurisdiction of                          (I.R.S. Employer
 in corporation or organization)                         Identification No.)

1515 Simmons Street,  Jourdanton, TX                           78026
(Address of principal                                        (Zip Code)
executive offices)

                Issuer's telephone number (830) 769-3955

                Securities registered under Section 12(b) of the Exchange Act:

                                      None

                Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES _X_ NO ___

Check if there is no disclosure of delinquent filers contained in this form in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its fiscal year ended June 30, 1997:        $10,483,477
                                                                  -----------

Aggregate market value of the voting stock held
by non-affiliates as of October 8, 1997:                          $ 7,190,252*
                                                                  -----------

Number of shares of common stock outstanding
as of October 8, 1997:                                              6,045,745
                                                                  -----------

                      Documents incorporated by reference:

Portions of the following document are incorporated by reference into the designated part of this form 10-KSB:

               Proxy statement dated October 20, 1997 (Part III)

----------
* This valuation was arrived at by applying the $1.3594 per share bid quotation on October 8, 1997 on the NASDAQ Small Cap Market to the total of 5,289,381 shares held by non-affiliates

                                     PART I

ITEM 1  DESCRIPTION OF BUSINESS

A.   BUSINESS DEVELOPMENT

     Concord Energy Incorporated (the "Company") was incorporated in the State of Delaware in 1985 under the name Monoclonal International Technology, Inc. ("Monoclonal"). In 1991 Monoclonal changed its name to Asons Distributing, Inc. In May 1993 Monoclonal entered into an agreement and plan of reorganization ("Agreement") with Concord Energy, Inc. a privately held Nevada corporation ("Concord"), which in June 1991 was formed to effectuate a consolidation of approximately 166 oil and gas partnerships.

     Pursuant to the Agreement, Monoclonal changed its name to Concord Energy Incorporated and all of Monoclonal's prior officers and directors resigned. The existing officers and directors of Concord were then appointed as replacement officers and directors of the Company.

     In May of 1995 Knight Equipment and Manufacturing Corporation and its wholly-owned subsidiary K & S Engineering, Inc. ("KEMCO") were acquired by the Company. In March 1996, the Company acquired Integrated Petroleum Systems Corporation ("IPS").

     The Company's headquarters are located at 1515 Simmons Street, Jourdanton, Texas 78026. Concord Energy Incorporated including its wholly-owned subsidiaries KEMCO, Concord Energy, Inc., Concord Operating, Inc. ("COI"), and IPS are collectively referred to herein as the "Company".

B.   BUSINESS OF ISSUER

     The Company is primarily a petroleum industry service company with emphasis on locating, designing, refurbishing and installing gas processing plants and equipment for the natural gas industry. In addition, the Company provides rentals of processing equipment and services including engineering, procurement, dismantling, reapplication and relocation of complete gas processing facilities. The company also develops, installs and maintains its proprietary software, used to collect, process and transmit data. The Company has interests in approximately 75 wells which are located primarily in East Texas and the Louisiana Gulf Coast. The wells range in depth from 3,500 feet to 15,000 feet and produce oil and gas from formations which historically are known to have quality reserves.

     In June 1996 the Company's headquarters relocated from Bernardsville, New Jersey to Jourdanton, Texas where the Company's subsidiary, KEMCO, has its offices and manufacturing facilities. The Company's exploration and operating office relocated from Houston, to Jourdanton, Texas in June 1996. Prior to the acquisition of KEMCO, the Company's revenues were primarily derived from the sale of oil and gas. KEMCO accounted for approximately 85% and 87% of the Company's revenues for the years ended June 30, 1997 and 1996, respectively.

     Approximately 7% and 5% of the Company's revenues during the years ended June 30, 1997 and 1996, respectively, were from the sale of crude oil.

     Natural gas sales represented approximately 5% and 6% of the Company's revenues during the 1997 and 1996 fiscal years, respectively.

C.   BUSINESS STRATEGY

     The Company is committed to a strategy which emphasizes growth in the oil and gas service industry. Pursuant to this strategy the Company acquired KEMCO in May of 1995 and IPS in March 1996. The Company intends to continue to expand KEMCO's manufacturing operations by commencing the manufacturing of new equipment as well as expanding KEMCO's rental, leasing and operating of processing equipment and complete gas processing plants and by developing processing operation services. The Company intends to continue to develop and market its proprietary software through the Company's wholly-owned subsidiary IPS. COI, a wholly-owned subsidiary of the Company, manages the Company's field oil and gas production operations. By utilizing COI's operating capabilities, the Company has the ability to efficiently manage the production of its wells.

D.   EQUIPMENT AND MANUFACTURING OPERATIONS

     The equipment and manufacturing activities of the Company consist of locating, designing, refurbishing and installing predominately natural gas processing equipment. The Company also provides rentals of gas processing equipment and services including engineering, procurement, dismantling and moving and erecting of gas processing equipment at new locations. The Company maintains most of its equipment inventory at its facilities in Jourdanton, Texas. These facilities include construction and storage areas, mechanical, machine, and metal workshops as well as engineering and administrative offices. Within the Jourdanton facilities is a sandblasting area approved by the Texas Natural Resource Conservation Commission ("TNRCC"), and registered for abrasive cleaning. KEMCO is authorized by the National Board of Boiler and Pressure Vessel Inspectors for repair and registration of "U" stamped vessels and is certified by the American Society of Mechanical Engineers ("ASME") for the construction of new "U" stamped pressure vessels. The Company maintains an inventory of gas processing equipment and complete gas plants and miscellaneous parts, such as vessels, valves, pipe, fittings and electrical components which are needed to complete refurbishing projects.

The Company's equipment inventory is available for sale on an "As-Is, Where-Is" basis, or can be redesigned and refurbished to meet a customer's specific needs.

E.   PRODUCTION AND DEVELOPMENT OPERATIONS

     The production and development activities of the Company consist of the development and operation of properties for the production and sale of oil and gas. The Company conducts its production and development operations primarily in East Texas and the Louisiana Gulf Coast.

     The majority of the Company's natural gas is marketed through third party operators. The majority of the Company's crude oil production is sold under short term contracts at current posted prices for each geographic region.

     The following summarizes certain of the Company's major prospects:

The Kilgore Waterflood Project

     A waterflood is an enhanced oil recovery method in which water is injected into an oil rich reservoir through injection wells. The injected water "pushes" or "sweeps" the oil toward a select pattern of collector or producer wells. The Kilgore Field is in excess of 400 acres in size and has one water injection well and nine producing wells. Water injection commenced in September 1993 and oil production commenced in November 1993. The Kilgore Field is currently producing approximately 40 barrels per day and test results from core samples, engineering data, geological mapping and independent engineer reports, indicate that there are approximately 1,750,000 gross barrels, in which the Company's interest is approximately 1,275,000 barrels The Company's share of the estimated additional development costs required to achieve the total potential reserves is approximately $1,695,000.

The Hester Field Project

     The Hester Field Project (the "Hester Field") is located in St. James Parish, Louisiana. The producing formation present in the Hester Field is the D-3 sand reservoir. To date the field has produced approximately 330,000 barrels of oil. The Hester Field oil reservoir is approximately 140 acres in size and has very distinct geological boundaries. The Hester Field is currently producing approximately 50 BOPD and bottom hole pressure tests indicate recoverable reserves from the existing wells to be approximately 175,000 gross barrels of oil. By drilling an additional well, approximately another 115,000 gross barrels of oil could potentially be recovered. The Company's share of the Hester Field is approximately 38%.

F.   SOFTWARE DEVELOPMENT, SALES, AND INSTALLATION OPERATIONS

     The Company's wholly owned subsidiary IPS has developed computer software to gather and process production data of oil and gas wells more efficiently in the field and transmit the data to the home office of an oil or gas development company. The software operates on conventional PC platforms and special hand-held computers. The information collected at the well can be imported directly into the accounting systems typically used by the petroleum industry. The Company's proprietary software system is called APEX(TM) (for "Analysis and Production Express") and allows companies to: (1) reduce field personnel and clerical support; (2) increase productivity and operating efficiency in the field; (3) gain access to well test and production data every 24 hours; (4) improve the quality and accuracy of the client's central data base by eliminating errors resulting from manually performed calculations and copying from form to form; and (5) easily generate reports involving all types of production data.

G.   EMPLOYEES

     The Company and its subsidiaries have approximately ninety-eight full-time employees. KEMCO has an average full-time work force of approximately ninety employees in addition to approximately ten independent contractors who perform various technical services. The employees include engineers, yard supervisors, field supervisors, laborers, technical personnel and field installation and start-up specialists. KEMCO has eight administrative employees including its management. IPS employs five people; one supervising all sales and general management, one administrative, and three programmers.

H.   COMPETITION

     Competition in the oil and gas industry is intense. The Company encounters some competition from numerous gas processing equipment service companies; however, few of its competitors offer the complete range of services provided by the Company.

     There are numerous oil and gas companies engaged in drilling and income programs, partnerships and other joint ventures which offer competition for oil and gas development. Many of these companies are large, well-established entities with substantially larger operating staffs and greater capital resources than the Company. In addition, many of such companies have engaged in the manufacturing and energy businesses for a much longer period than the Company. Competition in the oil and gas computer software industry is strong and continues to expand.

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

     The Company is required to meet all the Occupational Safety and Health Administration ("OSHA") regulations as well as those related to Texas workman's compensation laws; labor laws, sales tax, ASME Codes, Electrical codes, fire regulations, etc. In accordance with these regulations, the Company requires each of its employees to signify receipt, understanding and acceptance of the Company's "CODE OF ETHICS - EMPLOYEE HANDBOOK - SAFETY MANUAL". All contractors who perform services for the Company must also signify their compliance with these regulations. In an attempt to prevent such hazards, the Company maintains extensive safety and training programs. The Company is required to comply with numerous state and local regulations affecting different aspects of the oil and gas drilling and production activities including the drilling of wells, the spacing of wells, the utilization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration.

     Moreover, various federal, state and local laws and regulations cover the discharge of materials into the environment or otherwise relate to the protection of the environment. These regulations may affect the Company's cost of operations. It is not anticipated that the Company will be required in the near future to expend substantial amounts of money in relation to its total capital expenditure program by reason of environmental laws or regulations. However, since such laws and regulations are frequently changed, the Company cannot predict the ultimate cost of compliance therewith.

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

ITEM 2. DESCRIPTION OF PROPERTIES

A.   KEMCO Properties

     KEMCO's   facilities   in   Jourdanton,   Texas  include  a  main  yard  of
approximately 5 acres. Within the main yard are: an administrative office building of approximately 4,000 square feet, a warehouse and purchasing office building of approximately 6,000 square feet, a mechanical workshop building of approximately 10,000 square feet, and instrument and valve storage and repair building of approximately 12,000 square feet. Across from KEMCO's main yard, the Company owns a 6,000 square foot building which is utilized by KEMCO's engineering department.

     KEMCO's three other yards in Jourdanton, Texas are a 7 acre laydown and dismantling yard, a 2 1/2 acre leased yard with a 3,200 square foot workshop and office trailer, and a 20 acre sandblasting, painting and storage yard. All of these yards are in close proximity to the main yard.

B.   IPS Properties

     IPS leases 1,924 square feet of office space at 5990 Greenwood Plaza Blvd., Suite 205, Englewood, Colorado 80111.

C.   Oil and Gas Properties

     The Company has an ownership interest in approximately 75 producing wells primarily located in East Texas and the Louisiana Gulf Coast, of which it manages approximately 15 producing oil and gas wells.

     Proved Oil and Gas Reserves

     The following table sets forth estimates of proved developed and proved undeveloped oil and gas reserves and the present value of estimated future net revenues attributable to such reserves, based on the assumptions that oil and gas prices, and operating costs will remain fixed at year end levels. The present value of the estimated future net revenues for proved oil and gas reserves on the dates indicated below was computed by discounting the aggregate future net revenues by 10% per year. The present value does not represent the fair market value of such reserves. For the years ending June 30, 1997 and 1996, this information is based upon the reserve reports prepared by Harris Engineering Services of Houston, Texas. Proved reserves are the estimated quantities of oil, gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimation of reserves requires substantial judgment on the part of petroleum engineers sometimes resulting in imprecise determinations, particularly with respect to new discoveries. The accuracy of any reserve estimate depends on the quality of available data, engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may result in revisions of any such estimate. Accordingly, estimates of reserves are often materially different from the quantities of oil and gas that are ultimately recovered and such estimates will change as future production and development information becomes available. The reserve data represents estimates only and should not be construed as being exact.

     Estimates of proved reserves at June 30, 1997 have not been previously filed by the Company with or included in reports to any federal authority or agency.

                                                              June 30,
                                                    --------------------------
                                                        1997           1996
                                                     ---------       --------
Estimated proved developed
  and proved undeveloped oil
  and gas reserves:
       Oil (Bbls)                                     1,662,445      1,840,834
       Gas (Mcf)                                        790,323      1,616,990
       EQB*                                           1,794,165      2,110,332
Present value of future net reserves                $14,768,810    $21,529,556
Present value of future net reserves
  discounted at 10%                                 $ 8,211,438    $12,390,060

Estimated proved developed oil and gas reserves:
       Oil (Bbls)                                       557,442        375,061
       Gas (Mcf)                                        790,323        924,019
       EQB                                              689,163        529,064
Present value of future net reserves                $ 4,472,861    $ 4,326,975
Present value of future net reserves
  discounted at 10%                                 $ 2,648,466    $ 2,979,752

The present value of future net reserves as stated above is determined by using the Securities and Exchange Commission Regulations which include constant prices of oil and gas as of the end of the fiscal year.

----------
* Equivalent barrels (Mcf of gas is converted to equivalent barrels by dividing by 6)

Productive  Wells,  Developed  And  Undeveloped  Acreage and  Drilling  Activity
Acreage

The following tables set forth the Company's developed acreage and productive wells as of June 30, 1997 and 1996. "Gross" refers to total acres or wells in which the Company has a working interest and "Net" refers to gross acres or wells multiplied by the percentage of working interest owned by the Company.

                                        Developed Acreage
                                        -----------------
                                          Gross    Net
                                          -----    ---
                            1997          8,080   1,542

                            1996          8,160   1,377

                                Productive Wells

                      Oil                                           Gas
     ---------------------------------------       -------------------------------------
       Gross     Net      Gross       Net            Gross     Net     Gross       Net
      Number    Number  Developed  Developed        Number   Number  Developed  Developed
     of Wells  of Wells  Acreage    Acreage        of Wells of Wells  Acreage    Acreage
     --------  --------  -------    -------        -------- --------  -------    -------
1997    59        20      4,080      1,083            17       3       4,000       458

1996    59        16      4,080        915            18       3       4,080       462

     At June 30, 1997, the Company owned the rights to 400 gross (351 net) undeveloped acres, all of which are located in the United States. The following table sets forth the states in which such acreage is located and the number of gross and net acres:

State                         Gross Acres                    Net Acres
-----                         -----------                    ---------

Texas                             320                           320
Louisiana                          80                            31
                                  ---                           ---

Total                             400                           351
                                  ===                           ===

     During the last two years, the Company did not drill or participate in the drilling of any exploratory and development well(1):

Production, Unit Prices and Costs

     The following sets forth the production and average unit prices and costs for the years ended June 30, 1997 and 1996:

                                                  Year Ended June 30,
                                                  -------------------
                                                  1997          1996
                                                  ----          ----
Production:
Oil and condensate (Bbls)                         37,067        32,815
Gas (Mcf)                                        215,165       302,583
Average sales price:
Oil and condensate (per Bbl)                      $21.01        $17.71
Gas (per Mcf)                                     $ 2.42        $ 2.06
Average production costs
per EQB*                                          $ 9.63        $ 7.68

----------
(1) A majority of the Company's activities since inception have consisted of upgrading service equipment and production facilities and conducting workovers and recompletions.

* Production costs include lease operating expenses, production taxes and expensed workovers.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of October 8, 1997, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

     The Company, together with Integrated Energy Inc. ("Integrated"), Jerry Swon and Bruce Deichl, was named as a defendant in a lawsuit commenced by three investors in two oil and gas partnerships sponsored by Integrated, in the Court of Common Pleas in Philadelphia, Pennsylvania. The plaintiffs allege in essence that they were induced to participate in the partnerships by false representations concerning the safety and earnings potential of the well properties. They are seeking recovery of their investment which exceeded $3 million. The Company had no dealings whatever with the plaintiffs, and its sole link to the operative facts is that the Company received 10% of invested funds under its management agreement with Integrated (see Item 12, Certain Relationships and Related Party Transactions).

     While prior management reported that they did not believe that the lawsuit had merit, current management has determined that the costs of defending this suit combined with the potential cost if the Plaintiff's were successful, dictated that a settlement be negotiated. Negotiations were initiated between the Company's CEO and a principal in the lawsuit in April 1997. A verbal agreement has been reached to settle this cause of action for 350,000 shares of the Company's common stock and a warrant to purchase an additional 350,000 shares of the Company's common stock at $1.00 per share. At June 30, 1997 the Company has a reserve recorded in the amount of $175,000 for the cost of this settlement.

     Subsequent  to the end of fiscal 1997,  the Company filed suit against Mark
T.

Shipley, Richard D. Barden, June Barden, Jerry Swon, and Fallon & Fallon which suit is in the United States District Court for the Western District of Texas, San Antonio Division. The litigation relates to the Company's acquisition of IPS. The petition alleges that members of the Company's former management, former IPS management and other interested persons committed fraudulent acts and/or omissions in connection with the acquisition. The specific damages sought are monetary damages in an unspecified amount, as well as relief from certain related debt, wages and agreements. Some of the defendants have filed suit against the Company seeking the payments of debts related to IPS.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Since the last annual meeting of the shareholders held on August 9, 1996, no matter was submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Trading in the Company's common stock is currently reported on the NASDAQ Small Cap Market under the symbol CODE. The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated. The Company's common stock was not listed on the NASDAQ Small Cap Market until January, 1996. Thus, prices prior to that date are based on trading on the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. ("Bulletin Board") under the symbol CCNG.

         All of the following price information has been adjusted to reflect the Company's December 1995 one for five reverse split.

                                             High Bid           Low Bid
                  June 30, 1994                9 3/8             5
                  Sept. 30, 1994              10 5/16            5 5/8
                  Dec. 31, 1994                9 1/16            3 1/8
                  Mar. 31, 1995                6 1/4             1 7/8
                  June 30, 1995               11 1/4             3 3/4
                  Sept. 30, 1995               6 1/4             3 1/8
                  Dec. 31, 1995                5 5/16            3 1/4
                  Mar. 31, 1996                6                 3 3/4
                  June 30, 1996                4 3/8             3 1/4
                  Sept. 30, 1996               3 1/8             3 1/8
                  Dec. 31, 1996                2 9/16            1 3/8
                  Mar 31, 1997                 2 3/8             2 1/8
                  June 30, 1997                1 5/8             1 1/2
                  Oct. 8, 1997                 1 3/8             1 11/32

     The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions. Such quotations do not necessarily represent actual transactions.

     Approximate number of equity security holders

     As of October 8, 1997, the approximate number of shareholders of record of the Company's common stock was 490. That number was determined from the Company's transfer agent's list of shareholders and does not include beneficial owners of the Company's common stock whose shares are held in the names of various dealers and clearing agents.

     Dividends

     The Company has never paid any dividends, whether cash or property, on its securities. For the foreseeable future it is anticipated that any earnings which may be generated from operations of the Company will be used to finance the growth of the Company and that dividends will not be paid to stockholders.

     Recent issuance's of unregistered securities

     During the fiscal year ended June 30, 1997 the Company issued 145,982 unregistered shares of its common stock in transactions exempt pursuant to
Section 4(2) of the Securities Act of 1933. The following details the issuance's of these shares.

   Name of                 Purpose of           Number of            Date of
   Holder                   Issuance           Shares Issued        Issuance

David A.  Kocian    Financial Consulting
                    Services                        8,000        July, 19, 1996

Richard Horn        Interest on Debt                  617         July 23, 1996

Cannterbury         Financial Consulting
  Associates        Services                       12,500         July 23, 1996

Orta Foundation     Conversion of $45,000
                    of debt and related interest   22,783         July 25, 1996

Mark T. Shipley     Conversion of $10,000
                    of debt and related interest    1,861       August 26, 1996

Robert A. Barden    Conversion of $30,000
                    of debt                         5,000       August 26, 1996

Ann Hamilton        Conversion of $49,891
                    of debt                         8,315       August 26, 1996

Thomas Bruderman    Financial Consulting
                    Services                        6,250     November 13, 1996

Global Portfolios   Conversion of $125,000
  PTY LTD           of debt and related interest   80,656        March 13, 1997

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following should be read in conjunction with the summary financial data and the Company's consolidated financial statements and related notes thereto appearing elsewhere in this report. The financial data and information contained in this report for fiscal 1997 and 1996 respectively, reflect financial information for IPS for the period of March 1, through June 30, 1997.

     Results of Operations

     Comparison of 1997 to 1996:

     The Company's revenue was generated primarily from contract revenue of KEMCO. Approximately 85% of the Company's revenue for the fiscal year ending June 30, 1997 was generated by KEMCO. During the year ending June 30, 1997, the Company reported total revenue of $10,483,477 representing a decrease of $344,732 or approximately 3% from the prior fiscal year. The Company reported contract revenue during fiscal 1997 of $8,709,511 representing a decrease of $576,428 or approximately 6% from the prior fiscal year, which accounts for the majority of the net decrease in total revenue from fiscal 1996 to 1997.

     Oil sales, which accounted for approximately 7% of the Company's revenue during fiscal 1997, increased by $197,498 or approximately 34% from the prior fiscal year. This increase was primarily attributable to a net increase in production volume of 4,252 barrels which resulted from improved recovery on certain wells offset by normal production decline of wells and the cessation of operations of certain unprofitable wells, and by an increase of approximately $3.30 in the average price per barrel received by the Company. Gas sales, which accounted for approximately 5% of the Company's revenue during fiscal 1997, decreased by $102,247, or approximately 16% from the prior fiscal year. This decrease was primarily related to normal production decline of wells and the cessation of operations of certain unprofitable wells, partially offset by an increase of approximately $.36 in the average price per Mcf of gas received by the Company.

     Due to the  termination of the management  agreement with  Integrated  (see
Item 12, Certain Relationships and Related Party Transactions) there were no syndication sales and revenue interest income during fiscal 1997, which represents a decrease of $140,000, or 100% from the prior fiscal year.

     During  fiscal  1997,  well  operating   income  decreased  by  $12,514  or
approximately 24% from the prior fiscal year. This decrease is primarily due to shutting down certain uneconomical wells for which COI had been the operator.

     Total costs and expenses during fiscal 1997 were $15,780,090 as compared to $16,491,510 in fiscal 1996. The net decrease of $711,420 or approximately 4% is primarily the result of a combination of the termination of the management agreement with Integrated, a write-down of the unamortized balance of goodwill associated with IPS of $2,417,368 at June 30, 1997, a decrease in the cost of KEMCO's contract revenue of $884,776 or approximately 11% from fiscal 1996, and the restatement of inventory which resulted in the recording of a reduction of $3,043,055 in fiscal 1996.

     The management agreement with Integrated was terminated effective July 1, 1996 (see Item 12, Certain Relationships and Related Party Transactions). The cost of this agreement for fiscal 1996 was $1,392,000.

     Included in the costs and operating expenses for fiscal 1997, was a write-down of the unamortized goodwill associated with IPS of $2,417,368. Based on the results of operations for IPS since its acquisition, current management has determined that the unamortized goodwill had no future benefit.

     The cost of KEMCO's contract revenue decreased $884,776 or approximately 11% from fiscal 1996. This decrease was primarily the result of the inclusion in fiscal 1996 of a Project Audit settlement. This audit resulted in a $521,500 balance due to a Customer and represents additional costs previously incurred by the customer. In March 1996, KEMCO agreed to reimburse the customer, and no reserve for such expense had been established.

     During fiscal 1996 the Company recorded a reduction in inventory in the amount of $3,043,055. This was the result of a retail fair market value being booked at the time of the KEMCO acquisition rather than a wholesale value with the balance being charged to goodwill. Current management determined that the allocated costs were in error and chose to take a one time adjustment to more accurately reflect the operations of the Company.

     Lease operating expenses during fiscal 1997 increased by $63,004 or approximately

10% from the prior fiscal year. Lease operating expenses as a percentage of total oil and gas sales were 54% in fiscal 1997, compared to 53% in fiscal 1996.

     Total general and administrative expenses during fiscal 1997 decreased by $1,124,123 or approximately 29% to $2,816,713. The decrease was primarily due to the termination of the Company's management agreement with Integrated as previously discussed partially offset by the establishment of a reserve in the amount of $175,000, which represents the estimated cost of settling a lawsuit (see Item 3, Legal Proceedings), recorded in fiscal 1997. The general and administrative costs associated with the KEMCO operations during fiscal 1997 decreased by $94,307 or approximately 7% to $1,189,872. In fiscal 1996, general and administrative expenses for KEMCO were $1,284,179. The Company's general and administrative expense related to IPS during fiscal 1997 increased by $335,896 or 161% to $ 543,935, compared to $208,039 for Fiscal 1996. The increase is primilary the result of the inclusion of IPS in Fiscal 1996, for only the period of March 1, 1996, the effective date of its' acquisition, through June 30, 1996.

     Depreciation, depletion and amortization expense during fiscal 1997 increased by $90,630 or approximately 15%, compared to the prior fiscal year. This increase is primarily the result of the inclusion for an entire year of amortization of the IPS's goodwill which increased by $117,920 from the prior fiscal year.

     Interest expense during fiscal 1997 decreased by $221,127 to $978,822. The decrease is primarily due to the Company's retirement of $1,303,249 debt by principal payments and conversions to the Company's common stock.

     Liquidity and Capital Resources

     As of June 30, 1997 and 1996, the Company had working capital (deficit) of $(760,076) and $1,193,748, respectively, resulting in a decrease of $1,953,824. This decrease in 1997 is the result of a decrease in current assets of $1,633,495 and an increase in current liabilities of $320,329. The decrease in current assets primarily resulted from a combination of a decrease in cash and accounts receivable of $1,296,588 and a decrease in inventories of $356,131. The increase in current liabilities primarily resulted from an increase in accounts payable and accrued expenses of $ 1,594,359 partially offset by a decrease in the current portion of notes payable of $1,180,115.

     During fiscal 1997, cash used in operating activities was $548,850 representing a decrease of $2,663,554 or approximately 83% from fiscal year 1996. This decrease primarily resulted from the combination of the increased accounts payable and accrued expenses, decrease in inventories, decrease in receivables, decrease in total revenues and the decrease in total costs and operating expenses.

     Management notes that the accompanying Report of Independent Accountants for the Company's financial statements includes an assumption that the Company will continue as a going concern. As discussed in Note 15 of the financial statements, the Company has suffered recurring losses and negative cash flows from operations, has a negative working capital at June 30, 1997, as well as significant debt maturing in the near future.

     The Company is presently negotiating the extension and refinancing of its note payable that matures on November 1, 1997 of $2,920,000. The Company believes that it will be successful in obtaining refinancing utilizing the KEMCO inventory as collateral, however there are no current commitments to refinance this indebtedness.

     At June 30, 1997 KEMCO had work in progress with $605,199 in revenues remaining to be earned. Through October 8, 1997 KEMCO obtained commitments for additional contracts with future revenues of $13,696,055 for a total backlog at October 8, 1997 of $14,301,254.

     Capital Expenditures And Commitments

     During fiscal 1996, the Company completed the acquisition of IPS for the issuance of 600,000 shares (post split) of the Company's common stock valued at $3.00 per share, a commitment to fund working capital of $550,000, assumption of $350,196 additional notes and $300,000 repayment of debt to Integrated, a related party.

     During fiscal 1997 and 1996, the Company invested $8,625 and $149,581, respectively, in oil and gas activities including acquisition of producing properties, surface equipment and production facility upgrades, capitalized well workovers and recompletions. The majority of these capital expenditures were funded through the private issuance of 42,500 shares of the Company's common stock in fiscal 1996.

     During fiscal 1997 and 1996, the Company incurred additional capital expenditures of $109,380 and $317,761. These capital expenditures were primarily of equipment and the purchase and renovation of a building acquired in November 1995. The building is located across from KEMCO's main yard and was required to consolidate and expand KEMCO's engineering staff. The total cost of the building and its renovations were $85,844.

     To fulfill the requirements of the contracts included within the Company's backlog at October 8, 1997, the Company will be required to make substaintial expenditures, which in part, will be funded through progress billings paid by the Company's customers.

     Based upon the current level of operations, the Company believes that cash flow from future operations will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments through June 30, 1998. However, various factors including, but not limited to, those items previously discussed in the Industry Risks Section of this report would have a material adverse effect on the Company's cash flow and could force the Company to revise its planned capital expenditures or to raise money through stock issuance or to borrow additional funds.

                             SUMMARY FINANCIAL DATA

                                                       Year Ended June 30,
                                                  ----------------------------
Operating Data                                         1997           1996
                                                  ------------    ------------
Total oil and gas sales                           $  1,298,811    $  1,203,559
Contract revenue                                     8,709,511       9,285,939
Total revenue                                       10,483,477      10,828,209
Loss from operations                                (5,296,613)     (5,663,301)
Net loss                                            (6,243,940)     (6,807,293)
Net loss per share                                       (1.07)          (1.97)

                                                            June, 30
                                                  ----------------------------
Balance Sheet Data                                    1997            1996
                                                  ------------    ------------
Total current assets                              $  6,980,120    $  8,613,615
Total assets                                        15,278,359      20,114,991
Working capital (deficit)                             (760,078)      1,193,748
Notes payable, long term debt
   and capital lease obligations                     6,163,316       7,428,361
Total liabilities                                   10,298,838      10,045,905
Total stockholders' equity                           4,979,521      10,069,086

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

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements are filed with this report, beginning on page F-1:

                                                                          Pages

Report of  Independent Accountants ....................................    F-1
Consolidated Balance Sheets, June 30,  1997 and 1996 ..................    F-2
Consolidated Statements of Operations, Years Ended
   June 30, 1997, and 1996 ............................................    F-3
Consolidated Statements of Changes in Stockholders'
   Equity,  Years Ended June 30, 1997, and 1996 .......................    F-4
Consolidated Statements of Cash Flows, Years Ended
   June 30, 1997, and 1996 ............................................    F-5
Notes to Consolidated Financial Statements ............................    F-6

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

     There is incorporated in this item 9 by reference that portion of the Company's definitive Proxy Statement dated October 20, 1997 appearing under the caption "DIRECTORS AND OFFICERS".

ITEM 10. EXECUTIVE COMPENSATION

     There is incorporated in this item 10 by reference that portion of the Company's definitive Proxy Statement dated October 20, 1997 appearing under the caption "EXECUTIVE COMPENSATION".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated in this item 11 by reference that portion of the Company's definitive Proxy Statement dated October 20, 1997 appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT".

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Jerry Swon, former President and former Chairman of the Board of the Company owns all of the outstanding stock of Integrated, which was also a shareholder of the Company. Integrated had provided certain services to the Company pursuant to a management agreement (see below).

     Certain officers and directors of the Company own a total of 6.35% of the Company's outstanding common stock as of October 8, 1997. This total also includes the 5.95% of the

Company's common stock owned by Deral Knight, Company Chairman of the Board and CEO and former President of the Company's wholly-owned subsidiary KEMCO.

     The Company and Integrated, entered into an agreement in June, 1991 that required Integrated to provide certain management, administrative and accounting services to the Company and its subsidiaries, Concord and COI, for $116,000 per month through June 30, 1996. While the agreement was in effect, the Company was also entitled to a percentage of all the syndicated retail partnership gross sales made by Integrated. As additional consideration for the agreement, Integrated assigned to the Company, effective June 1, 1991 through March 31, 1994, its revenue sharing interest in all program syndication's. In fiscal 1996, the Company recorded $140,000 in syndication income. The services provided by Integrated Energy, Inc. included the receipt of cash for oil and gas sales and the payment of operating and capital expenditures on behalf of the Company. As of July 1, 1996, the management agreement was terminated.

     In conjunction with the above referenced agreement, the Company and Integrated entered into an agreement by which the associated receivables and payables may be netted. At June 30, 1997, the Company has a net payable due to Integrated of $6,943. At June 30, 1996, the Company had a net receivable due from Integrated of $236,415.

     As part of its ongoing operations, the Company conducts business with Atascosa Electric Services ("AES"), an entity which is owned by a relative of Deral Knight, who is also a stockholder of the Company.

     At June 30, 1997 and 1996, respectively, there was $35,684 and $9,073 payable due to Deral Knight. These amounts represent unreimbursed travel and other business expenses incurred in the normal course of business and included $13,193 and $9,073 accrued interest payable for fiscal 1997 and 1996, respectively.

     On  December  5, 1996,  KEMCO  entered  into a lease  agreement  with Deral
Knight,

CEO, Chairman of the board of directors, and a stockholder of the Company. The lease is for 2.42 acres of land located adjacent to property which KEMCO owns and includes a 3,200 square ft. shop building and office trailer. The lease is for five years at a cost of $975 per month.

     Under the provisions of the agreement whereby the Company acquired Deral Knight's stock in KEMCO, Deral Knight has agreed to return to the Company, Concord common stock valued at $6.25 per share to the extent that Deral Knight owed money to the Company at June 30, 1996. Accordingly, in liquidation of the receivable balance, 17,130 shares of Company common stock are reflected as having been returned to the Company.

     In August, 1995, the Company's board of directors considered the acquisition of a 63% interest in IPS. At that time, the acquisition involved a cash investment of $1.4 million. The Company's board declined to make the acquisition at that time because the Company needed to conserve its available cash following the recent acquisition of KEMCO. The board was also concerned because IPS had just completed its development stage, had no written orders and was just starting to market its products. After the board passed on the IPS transaction, former Company president Jerry Swon disclosed to the board that he wished to pursue the IPS venture through a company controlled by him.

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

     On December 12, 1995, Mr. Swon, recommended that the Company's board of directors reconsider the acquisition of IPS based on the progress made by that company during the second half of 1995, and the immediate outlook for IPS and its principal products. Mr. Swon advised the board that he felt confident that the acquisition could be made for stock at this time and that IPS's agreement with the SMR Group could be terminated. The board authorized him to negotiate with IPS and report back at a subsequent meeting.

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

     As part of the acquisition, Tucker relinquished its right to purchase IPS shares as described above. The individuals acquiring Company shares included ten persons who received 45% of the Concord stock issued as consideration for IPS. The Company is currently investigating whether these individuals were entitled to receive the shares issued to them (see item 3 Legal Proceedings).

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

     In March 1996, the Company finalized a sale of gas processing and related equipment to Integrated for $550,000. The Company's profit on the sale of these items was approximately $200,000. On November 22, 1996, the Company repurchased from Integrated the gas processing and related equipment for $361,415. The purchase price was netted against the net receivable due from Integrated at June 30, 1996 of $236,415 which resulted in a net payment to Integrated of $125,000.

     In June 1996, Mr. Swon returned 124,500 shares of the Company's common stock from Integrated, at a value of $3.00 per share as partial payment of Integrated intercompany debt.

     In June of 1996, the Company accepted $150,000 of expenses charged by Integrated. These expenses represented costs incurred by Integrated outside of the scope of the management contract.

     On November 22, 1996, Jerry Swon resigned as chairman and board member of the Company's board of directors. In conjunction with his resignation, the board of directors approved a severance payment of six months of his then current salary totaling $75,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

     Exhibits marked with an asterisk have been previously filed with the Securities and Exchange Commission by the Company, and are incorporated by reference, as indicated. Other exhibits, if not so designated, are filed with this Form 10-KSB.

     (3)* - Certificate of Incorporation as amended and by-laws, incorporated herein as an exhibit by reference to the Current Report. Exhibit 3 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on May 18, 1993, SEC File No. 2-6806.

     (10.8)* - Agreement and Plan of Reorganization between the Registrant and Concord incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.8 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on May 18, 1993, SEC File No. 2-6806.

     (10.9)* - KEMCO acquisition agreement incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.9 herein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on May 26, 1995, SEC File No. 2-6806.

     (10.10)*T - KEMCO - Deral Knight employment agreement incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.10 herein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on May 26, 1995, SEC File No. 2-6806.

     (21) - List of subsidiaries of the Registrant as of October 8, 1997.

     No current reports on form 8K have been filed during the forth quarter of this fiscal year.

----------
*    Previously filed
T    Management Contract

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONCORD ENERGY INCORPORATED

                                       By:   /s/ Deral Knight
                                          ----------------------------------
                                             DERAL KNIGHT
                                             Chairman of the Board

                                             Dated: October 13, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Scott S Kalish
----------------------------------------
SCOTT S KALISH                                         October 13, 1997
Treasurer (Principal Accounting Officer)

A Majority of the Board of Directors
----------------------------------------

/s/ Deral Knight
----------------------------------------
DERAL KNIGHT                                           October 13, 1997
Director

/s/ Barry Laidlaw
----------------------------------------
BARRY LAIDLAW                                          October 13, 1997
Director

Neal Glass
----------------------------------------
NEAL GLASS                                             October __, 1997
Director

                                  "EXHIBIT 21"

                              List of Subsidiaries

Subsidiaries of Concord Energy Incorporated

        Name                          Business              % of Ownership
        ----                          --------              --------------

Knight Equipment and           Oil Field Services and
Manufacturing Corp             Equipment Sales                    100%

Concord Energy, Inc.           Oil and Gas Production             100%

Concord Operating, Inc.        Oil and Gas Operations             100%

Integrated Petroleum           Software Sales and
  Systems Corporation          Development                        100%

Subsidiaries of Knight Equipment and Manufacturing Corporation

        Name                          Business              % of Ownership
        ----                          --------              --------------

K & S Engineering, Inc.        Engineering Services               100%

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Concord Energy Incorporated

We have audited the accompanying consolidated balance sheets of Concord Energy Incorporated and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concord Energy Incorporated and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations, has a negative working capital at June 30, 1997 and significant debt maturing in the near future that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Hill, Kotara & Ford, P.C.

San Antonio, Texas
September 26, 1997
Except for Notes 9, 15 and 16
as to which the date is October 8, 1997

Concord Energy Incorporated and Subsidiaries

Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                       June 30,       June 30,
                                                         1997           1996
Assets

Current assets
   Cash and cash equivalents                         $     41,939  $    898,083
   Costs and estimated earnings in excess
     of billings on uncompleted contracts                 460,995       117,095
   Accounts receivable, net of allowance for
     doubtful accounts of $178,643 and $132,930           711,856     1,259,785
   Receivable due from Integrated, net                       --         236,415
   Inventories                                          5,725,842     6,081,973
   Prepaid expenses and other assets                       39,488        20,264
                                                     ------------  ------------

     Total current assets                               6,980,120     8,613,615

Property, plant and equipment, net                      8,038,612     8,522,550
Goodwill, net                                                --       2,594,248
Bond issuance costs, net                                  219,627       334,578
Other assets                                               40,000        50,000
                                                     ------------  ------------

     Total assets                                    $ 15,278,359  $ 20,114,991
                                                     ============  ============

Liabilities and Stockholders' Equity

Current liabilities
   Current portion of notes payble to
     stockholders                                    $       --    $    298,000
   Current portion of long-term debt                    3,599,108     4,481,223
   Current portion of capital lease obligations             5,566        23,100
   Accounts payable                                     2,139,124     1,332,392
   Accrued expenses                                     1,902,150     1,114,523
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                     54,758        72,711
   Payable due to Integrated, net                           6,943
   Federal  income taxes payable                           32,547        97,918
                                                     ------------  ------------

     Total current liabilities                          7,740,196     7,419,867

Long term liabilities
  Notes payable                                         2,558,642     2,578,045
  Capital lease obligations                                  --          47,993
                                                     ------------  ------------

     Total long term liabilities                        2,558,642     2,626,038
                                                     ------------  ------------

Commitments and Contingencies

Stockholders' equity
   Preferred Stock, $.01 par value, 1,000  shares
     authorized, 0 shares issued and outstanding             --            --
   Common stock, $.0001 par value, 20,000,000
     shares authorized, 6,045,717 and 5,899,735
    (post-split) shares issued and outstanding                605           590
   Paid-In capital                                     22,812,110    22,514,415
   Accumulated deficit                                (17,352,628)  (11,108,688)
                                                     ------------  ------------
                                                        5,460,087    11,406,317
Common stock subscribed                                      --        (856,665)
Cost of Treasury Stock                                   (480,566)     (480,566)
                                                     ------------  ------------

     Total stockholders' equity                         4,979,521    10,069,086
                                                     ------------  ------------

     Total liabilities and stockholders' equity      $ 15,278,359  $ 20,114,991
                                                     ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                      Year Ended    Year Ended
                                                       June 30,      June 30,
                                                         1997          1996

Revenue:
  Oil sales                                          $    778,636  $    581,138
  Gas sales                                               520,175       622,421
                                                     ------------  ------------

     Total oil and gas sales                            1,298,811     1,203,559

  Contract revenue                                      8,709,511     9,285,939
  Syndication sales                                          --         140,000
  Well operating income                                    38,902        51,416
  Rental income                                           243,271       125,468
  Software Sales                                          192,982        21,827
                                                     ------------  ------------

     Total revenue                                     10,483,477    10,828,209
                                                     ------------  ------------

Costs and Operating Expenses:
  Lease operating                                         702,275       639,271
  Cost of contract revenue                              9,129,166     8,244,390
   Inventory adjustment  to lower
     cost or market                                          --       3,043,055
  General and administrative:
      Management agreement                                   --       1,392,000
      Other expenses                                    2,816,713     2,548,856
  Write-off of goodwill, net                            2,417,368          --
  Depreciation, depletion and amortization                714,568       623,938
                                                     ------------  ------------

      Total costs and operating expenses               15,780,090    16,491,510
                                                     ------------  ------------

     Income (Loss) from Operations                     (5,296,613)   (5,663,301)
                                                     ------------  ------------

Other income (expense):
  Other income                                             31,495        49,584
  Interest expense                                       (978,822)   (1,199,949)
                                                     ------------  ------------

     Total other income (expense)                        (947,327)   (1,150,365)
                                                     ------------  ------------

     Loss before income taxes                          (6,243,940)   (6,813,666)
                                                     ------------  ------------

          Income tax benefit                                 --           6,373
                                                     ------------  ------------

     Net Loss                                        $ (6,243,940) $ (6,807,293)
                                                     ============  ============

     Net Loss per share                              $      (1.07) $      (1.97)
                                                     ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

                                              Common Stock
                                      ---------------------------    Paid-in      Accumulated
                                         Shares         Amount       capital        deficit
Balance at June 30, 1995               15,521,122    $   1,552    $ 14,935,326   $ (4,301,395)

1 for 5 stock reversion               (12,416,898)      (1,242)          1,242           --
                                      -----------    ---------    ------------   ------------
Balance at June 30, 1995
     as restated                        3,104,224          310      14,936,568     (4,301,395)

Issuance of common stock                2,413,907          242       6,552,885           --

Issuance upon conversion
     of debt                              381,604           38       1,024,962           --

Acquisition of treasury stock
     by  increasing payable to
     Integrated                              --           --              --             --

Receipt of shares in lieu of
     repayment of receivable
     from stockholder                        --           --              --             --

Net  loss                                    --           --              --       (6,807,293)
                                      -----------    ---------    ------------   ------------

Balance at June 30, 1996                5,899,735          590      22,514,415    (11,108,688)

Collections on subscriptions
     receivable                              --           --              --             --

Issuance upon conversion
     of debt and other liabilities        145,982           15         297,695           --

Net  loss                                    --           --              --       (6,243,940)
                                      -----------    ---------    ------------   ------------
Balance at June 30, 1997                6,045,717    $     605    $ 22,812,110   $(17,352,628)
                                      ===========    =========    ============   ============
                                                           Treasury Stock
                                     Subsriptions    ---------------------------
                                      Receivable        Share        Value           Total
Balance at June 30, 1995             $       --            --     $       --     $ 10,635,483

1 for 5 stock reversion                      --            --             --             --
                                      -----------    ---------    ------------   ------------
Balance at June 30, 1995
     as restated                             --            --             --       10,635,483

Issuance of common stock                 (856,665)         --             --        5,696,462

Issuance upon conversion
     of debt                                 --            --             --        1,025,000

Acquisition of treasury stock
     by  increasing payable to
     Integrated                              --         124,500       (373,500)      (373,500)

Receipt of shares in lieu of
     repayment of receivable
     from stockholder                        --          17,130       (107,066)      (107,066)

Net  loss                                    --            --             --       (6,807,293)
                                      -----------    ---------    ------------   ------------
Balance at June 30, 1996                 (856,665)      141,630       (480,566)    10,069,086

Collections on subscriptions
     receivable                           856,665          --             --          856,665

Issuance upon conversion
     of debt and other liabilities           --            --             --          297,710

Net  loss                                    --            --             --       (6,243,940)
                                      -----------    ---------    ------------   ------------
Balance at June 30, 1997             $       --         141,630   $   (480,566)  $  4,979,521
                                      ===========    =========    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                     Year Ended     Year Ended
                                                       June 30,      June 30,
                                                         1997          1996

Cash flows from operating activities
   Net Income (loss)                                 $(6,243,940)  $(6,807,293)
   Adjustments to reconcile
     net income/loss to net cash
     (used in) provided by operating
     activities:
     Depreciation, depletion and
        amortization                                     829,331       788,176
     Other noncash transactions                        2,583,896     4,068,808
     Decrease (Increase)  in assets:
        Accounts receivable                              547,929      (538,085)
        Costs and estimated earning
          in excess of billings
          on uncompleted contracts                      (343,900)      441,766
        Receivable due from Stockholder                     --          (3,447)
        Receivable due from affiliated
          company                                        236,415        15,937
        Inventories                                      356,131      (558,270)
        Other assets and liabilities                     (19,224)       54,903
     (Decrease)  Increase  in
        liabilities
        Accounts payable                                 806,732       450,653
        Accrued expenses                                 774,161       328,517
        Federal income tax payable                       (65,371)      (22,180)
        Receivable due from/payable
          due to Integrated, net                           6,943    (1,504,600)
        Billings in excess of costs
          and estimated earnings on
          uncompleted contracts                          (17,953)       72,711
                                                     -----------   -----------

         Net cash provided by (used in)
           operating activities                         (548,850)   (3,212,404)
                                                     -----------   -----------

Cash flows from investing activities
    Purchases of equipment, well workovers
      and recompletions                                 (118,406)     (314,342)
      Sale of oil and gas interests                         --         468,750
                                                     -----------   -----------

         Net cash (used in) provided by
           investing activities                         (118,406)      154,408
                                                     -----------   -----------

Cash flows from financing activities
      Net proceeds from note payable                        --       1,696,065
      Net proceeds from issuance of
        common stock                                     856,665     3,208,602
      Principal payments on notes payable
        and capital lease obligations                 (1,045,553)   (1,206,376)
                                                     -----------   -----------

        Net cash flows provided by (used in)
           financing activities                         (188,888)    3,698,291
                                                     -----------   -----------

Net increase (decrease) in cash and
  cash equivalents                                      (856,144)      640,295
                                                     -----------   -----------

Cash and cash equivalents at
  beginning of period                                    898,083       257,788
                                                     -----------   -----------

Cash and cash equivalents at
  end of period                                      $    41,939   $   898,083
                                                     ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Organization, Recapitalization, and Operations

Concord Energy Incorporated (the "Company") is an oil and gas exploration and production company which also locates, designs, refurbishes and installs gas plants and gas processing equipment for customers in the natural gas industry. In addition, the Company also provides rentals of gas plants and gas processing equipment and provides services such as engineering, procurement, dismantling, reapplication and relocation of complete gas processing facilities. In addition, the Company has developed unique, proprietary software which is used to collect, process, and transmit data relative to petroleum production and processing operations. The Company is headquartered in Jourdanton, Texas with substantially all of its oil and gas operations in East Texas and the Louisiana Gulf Coast. The Company's wholly-owned subsidiaries, Concord Energy, Inc., Concord Operating, Inc. ("COI"), and Knight Equipment and Manufacturing Corporation ("KEMCO") are located in Jourdanton, Texas, and Integrated Petroleum Systems Corporation ("IPS") is located in Denver, Colorado.

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

On May 19, 1993, Monoclonal International Technology, Inc. ("MITI") acquired all of the outstanding common stock of Concord Energy, Inc.. For accounting purposes, the acquisition was treated as a recapitalization of Concord Energy Inc., with MITI as the acquirer (i.e., a reverse acquisition). In connection with the acquisition, MITI later changed its name to Concord Energy Incorporated, approved a 1 for 230 reverse split of its 127,784,100 shares of common stock and issued 10,556,077 shares of its common stock in exchange for all the outstanding common stock of Concord Energy, Inc.

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

Goodwill

Goodwill recorded as a result of the acquisition of IPS was being amortized, straight-line over it's originally estimated useful life of 15 years in accordance with Generally Accepted Accounting Principles. At June 30, 1997 management determined that the remaining unamortized goodwill had no future benefit and the balance was written-off as a charge against income from operations.

Other Assets

Other assests of the Company, which include the drawings and blue prints of amine units manufactured and serviced by Perry Gas Processors, Inc., is being amortized, straight-line over it's estimated useful life of 5 years in accordance with Generally Accepted Accounting Principles.

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Deferred financing and bond issuance costs

Costs Incurred in conjunction with obtaining financing (including costs associated with the issuance of bonds) are amortized using the straight-line method over the term of the related financing agreement or bond. Bond issuance costs at June 30, 1997 and 1996 are stated net of accumulated amortization of $351,134 and $186,183, respectively.

Revenue recognition

Oil and gas sales

Revenues from oil and gas sales are accrued as earned based on production volume statements and joint interest billings obtained from the well operator.

Contract revenue

Revenues from construction contracts are recognized based on the percentage of completion method, measured on the basis of costs incurred to date to estimated total costs for each contract. Contract costs include all direct material and labor costs, including those indirect labor and repair costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements are monitored on a periodic basis in order to determine if revisions to the income and cost estimates are necessary as a result of such changes. Revisions to the income and cost estimates, if any, are recognized in the period in which such revisions are determined to be necessary. Costs and earnings in excess of billings on uncompleted contracts represent an asset based on revenues recognized in excess of amounts billed to customers. Billings in excess of costs and earnings on uncompleted contracts is recorded as a liability and represent contracts for which billings to date exceed cumulative revenues recognized based on the percentage of completion method.

Syndication sales

Under an agreement between the Company and Integrated (see Note 13) which was terminated on June 30, 1996, the Company was entitled to receive a percentage of the proceeds of all sales made by Integrated of syndicated retail partnerships. This revenue was recognized when earned.

Well operating income

The Company, through its wholly owned subsidiary COI, manages and operates wells. The revenue generated from these services is recognized when earned.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Rental revenue

The Company leases certain gas plants and separators to customers under short term leases which are accounted for as operating leases. At June 30, 1997 and 1996, there are no significant future minimum rentals to be received under these noncancelable operating leases.

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

Net loss per share

Net loss per share of common stock is based upon the weighted average number of shares of common stock outstanding (5,840,015 in fiscal 1997 and 3,454,627 in fiscal 1996). The Company's common stock equivalents, which consist of outstanding warrants to purchase the Company's common stock, are not considered in the net loss per share calculation since their effect is anti-dilutive.

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

At the time of purchase, IPS' liabilities exceeded the value of its assets by $853,208, which when added to the $1,800,000 value assigned to the shares of common stock issued resulted in goodwill of $2,653,208 being recorded. Amortization of goodwill of $235,840 and $58,960 is recorded as of June 30, 1997 and 1996, respectively.

Based on the results of operations for IPS since its acquisition, management has determined that the unamortized goodwill at June 30, 1997 of $2,417,368 has no future benefit. Accordingly, the balance of the unamortized goodwill was written-off as a charge against income from operations.

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

The Company maintains account balances at several financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. In the normal course of business, the Company may maintain account balances, which are generally transient in nature, in excess of the federally insured limits.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.   Costs and Estimated Earnings on Uncompleted Contracts

Information on contracts in progress at June 30 is as follows:

                                                     1997              1996

Costs incurred on uncompleted contracts           $5,342,048        $1,637,171
Estimated earnings (loss) thereon                   (924,403)          338,164
                                                  ----------        ----------
                                                   4,417,645         1,975,335

Less:   Billings on uncompleted contracts          4,011,408         1,930,951
                                                  ----------        ----------
                                                  $  406,237        $   44,384
                                                  ==========        ==========

Included in the accompanying balance sheets under the following captions:

    Costs and estimated earning in excess of
        billings on uncompleted contracts         $  460,995        $  117,095

    Billings in excess of costs and estimated
        earnings on uncompleted contracts            (54,758)          (72,711)
                                                  ----------        ----------

                                                  $  406,237        $   44,384
                                                  ==========        ==========

6.   Inventory - Lower of Cost or Market Adjustment

Based on a comparison of the estimated potential sales prices to the recorded carrying costs of the inventory of plants acquired in the KEMCO acquisition, management has determined that the recorded cost of the inventory of such plants was in excess of the market value of the plants which would allow a reasonable profit margin on the sale of the plants. The recorded cost of the inventory of such plants had been determined based on an appraisal obtained and relied upon to establish the value of the plants at the time KEMCO was acquired. Management subsequently determined that the values assigned to the plants were the appraiser's estimated retail sales price of the plants rather than a wholesale market value that would allow in a reasonable profit margin on the sales of the plants.

To adjust the carrying cost of the plants to their estimated wholesale market value, an adjustment of $3,043,055 was charged to expense for the year ended June 30, 1996.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.   Property, Plant and Equipment, Net

Significant components comprising property, plant and equipment at June 30 include the following:

                                                    1997            1996

Oil & gas properties:
      Leasehold costs                           $ 7,495,916     $  7,495,916
      Lease well & equipment                      1,845,508        1,836,882
      Intangibles                                 1,904,925        1,904,925
      Property, plant & equipment                   484,181          484,181
      Other                                          80,632           80,632
                                                -----------     ------------
                                                 11,811,162       11,802,536
                                                -----------     ------------

Other property, plant & equipment
      Land                                          185,413          185,413
      Buildings & improvements                      361,525          359,535
      Machinery & equipment                         329,271          244,776
      Vehicles                                      132,769          237,896
      Furniture, fixtures & software                191,592          187,646
                                                -----------     ------------
                                                  1,200,570        1,215,266
                                                -----------     ------------

Accumulated depreciation,
depletion and amortization                       (4,973,120)      (4,495,252)
                                                -----------     ------------

Property, plant and equipment, net              $ 8,038,612     $  8,522,550
                                                ===========     ============

Depreciation, depletion and amortization of oil and gas properties, and depreciation of other property, plant and equipment for the periods ended June 30 is as follows:

                                                     1997             1996

Oil and gas properties                             $375,068          $431,914
Other property, plant and equipment                 152,620           133,064
                                                   --------          --------
                                                   $527,688          $564,978
                                                   ========          ========

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

At June 30, 1996 vehicles recorded under capital leases totaled $105,127 and the related accumulated amortization through June 30, 1997 and 1996 was $0 and $26,282. Amortization expense related to these vehicles totaled $8,050 and $21,026 in 1997 and 1996, respectively. These leases were terminated during the year ended June 30, 1997.

8.   Debt and Capital Lease Obligations

Debt

Notes payable and long-term debt includes the following at June 30:

                                                        1997          1996

Bond payable, dated May 1995, with
interest at 10% per annum, requiring
semi-annual interest payments through
maturity on November 1, 1997. The bond
is secured by the assets of KEMCO. As
incentive to the note holders for
extending the original maturity date of
the note from May 1, 1997, interest was
increased by 4% per annum from May 1,
1997 through maturity.                              $2,920,000     $2,920,000

Secured notes payable, dated December
1994, with a face value of $2,500,000
issued at $750,000 discount. The notes
bear interest at 9% per annum with an
effective interest rate of 15% per
annum. Semi-annual interest payments of
$112,500 are required through maturity
in January 2010. The notes are secured
by certain gas plants and equipment and
a guarantee of the Company.                          1,794,101      1,774,601

Secured notes payable, dated September
1994, with a face value of $1,400,000
issued at a $699,500 discount. The notes
bear interest at 6% per annum payable
semi-annually with an effective interest
rate of 14.02% per annum. Annual
principal payments of $140,000 are
required beginning in August 2005
through maturity in August 2009. The
notes are secured by certain oil and gas
property owned by the Company.                         742,116        723,412

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                        1997          1996

Acquisition bridge financing evidenced
by notes payable which bear interest at
12% per annum. The interest and related
principal are due at various maturity
dates through November 25, 1996. The
notes were secured by a personal
guarantee from Jerry Swon, former
Chairman of the Company's board of
directors, who was also a shareholder of
the Company.                                              --          180,000

12% convertible notes, dated October
1994, convertible at maturity into
shares of the Company's common stock at
$5.00 per share. During 1995, $125,000
of these notes matured and were
converted into 25,000 shares of the
Company's common stock. Upon the
conversion, an additional 3,000 shares
of the Company's common stock was issued
as consideration for accrued interest
expense through the date of conversion
totaling $15,000. The remainder of the
notes and accrued interest totaling
$20,542 were converted into 80,656
shares of common stock in March 1997.
The notes were secured by certain oil
and gas property owned by the Company.                    --          125,000

Secured note payable dated January 1996,
with interest at 9% per annum. Interest
and principal of $1,271 are due monthly
through January 2000. The note is
secured with certain equipment owned by
the Company.                                            35,033         46,559

Unsecured non-interest bearing note
payable dated March 1996 payable in
monthly installments of $43,599 through
maturity on December 15, 1996.
Subsequent to its maturity the note
bears interest at 10% per annum.                       174,000        304,500

Secured note payable dated February
1996, with interest at 12% per annum
from inception through February 1, 1997.
From February 2, 1997 through August 31,
1997, interest charged increased to 18%
per annum. Interest from September 1,
1997 to maturity is at 12% per annum
Principal and interest are due at
maturity on February 1, 1998. The note
is secured by a certain gas plant owned
by the Company.                                        350,000        600,000

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                        1997          1996

6% convertible note, dated April 1996,
convertible at maturity into shares of
the Company's common stock. The note and
related accrued interest were converted
into 22,783 shares of the common stock
in July 1996.                                             --           45,000

Various unsecured notes payable, bearing
interest of 4.5% to 12% per annum. The
interest and principal are due at
various maturity dates through May 1997.               142,500        340,196
                                                    ----------     ----------

Total debt outstanding                               6,157,750      7,059,268

Less: current portion                                3,599,108      4,481,223
                                                    ----------     ----------

Long-term debt                                      $2,558,642     $2,578,045
                                                    ==========     ==========

As of June 30, 1997, maturities and scheduled payments for the next five years and thereafter are: $3,599,108 in 1998, $13,791 in 1999, $8,634 in 2000, and the
remainder after year 2001.

Capital Lease Obligations

In conjunction with its acquisition of KEMCO, the Company acquired certain leased equipment which is accounted for as capital leases. Prior to the acquisition, the leases were prepaid at inception. Capital lease obligations recorded in the accompanying consolidated financial statements represent the present value of the lease purchase options which are exercisable at the end of the lease term in December 1997, discounted at an interest rate of 16% and the future payments due on a lease of a yard facility discounted at 12%. The leases for two vehicles were terminated during 1997 without exercising the option to purchase the vehicles.

Capital lease obligations as of June 30 consist of the following:

                                                    1997           1996

Total future minimum lease payments              $   6,000       $ 85,106
Less:  amounts representing interest                   434         14,013
                                                 ---------       --------

Present value of minimum lease payments          $   5,566       $ 71,093
                                                 =========       ========

The obligations under capital lease mature as follows: $5,566 in fiscal 1998.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9.   Commitments and Contingencies

Minimum Rental Commitments

The Company has several noncancelable operating leases, primarily for yard and office equipment, that expire over the next five years. These leases generally are for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Rent expense for the years ended June 30, 1997 and 1996 was $123,660 and $62,567, respectively.

Future minimum lease payments under noncancelable operating leases as of June 30, 1997 are as follows:

                  Fiscal Year
                    1998                        $ 112,542
                    1999                           66,287
                    2000                           27,571
                    2001                            8,475
                    2002                            3,600
                                                ---------

         Total minimum lease payments           $ 218,475
                                                =========

Legal Matters

As of June 30, 1997, the Company was involved in various litigation matters which it considers to be in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the claims either lack merit, or the potential liability, if any, upon the ultimate disposition of these lawsuits will not have a material effect on the Company's financial position or results of operations.

The Company, together with Integrated, Jerry Swon and Bruce Deichl, was named as a defendant in a lawsuit commenced by three investors in two oil and gas partnerships sponsored by Integrated. Management has determined that the costs of defending this suit combined with the potential cost if the plaintiff's were successful, dictated that a settlement be negotiated. An agreement has been reached to settle this cause of action for 350,000 shares of the Company's common stock and a warrant to purchase an additional 350,000 shares of the Company's common stock at $1.00 per share. At June 30, 1997 the Company has a reserve recorded in the amount of $175,000 for the cost of this settlement.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Subsequent to fiscal year 1997, the Company filed suit against Mark T. Shipley, Richard D. Barden, June Barden, Jerry Swon and Fallon and Fallon. The litigation relates to the Company's acquisition of IPS. The petition alleges that members of the Company's former management, former IPS management and other interested persons committed fraudulent acts and/or omissions in connection with the acquisition. The specific damages sought are monetary damages in an unspecified amount, as well as relief from certian related debt, wages and agreements. Some of the defendants have filed suit against the Company seeking payment of debts related to IPS.

During the year ended June 30, 1996 the Company agreed to a project audit settlement related to a claim on a contract performed by KEMCO prior to its acquisition by the Company. The $521,500 cost of the project audit settlement is recorded as a component of the cost of revenue for the year ended June 30, 1996,

10.  Outstanding Warrants

Warrants outstanding as of June 30, 1997 entitling the holders to purchase shares of the Company's common stock are summarized as follows:

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

11.  Supplementary Cash Flow Information

Supplementary cash flow information for fiscal years ended June 30 is as follows:

                                                            1997       1996

Interest paid                                            $635,972   $  697,031
Taxes paid                                                 55,050       39,482
Noncash investing and financing activities:
  Issuance of common stock:
      to acquire business and goodwill                       --      2,653,208
      to convert notes payable                            257,696    1,025,000
      in exchange for services and payment
         of liabilities                                    40,014      560,360
      for subscription receivable                            --        856,665
      to acquire property, plant and equipment               --        127,500
  Land acquired by capital lease                             --         25,500
  Treasury stock acquired:
    by incurring payable to Integrated                       --        373,500
    in lieu of collection of stockholder receivable          --        107,666

Other non cash transactions for the fiscal years ended June 30, 1997 and 1996 are as follows:

                                                           1997        1996

Lower of cost or market adjustment to inventory        $     --     $3,043,055
Write-off  of goodwill                                  2,417,368         --
Expenses paid by issuance of common stock                  53,480      560,360
Expenses paid by issuance of debt                            --        421,500
Amortization on bond and lease discounts                   38,204       42,008
Loss on sale and retirement of equipment                   74,844        1,885
                                                       ----------   ----------

         Total                                         $2,583,896   $4,068,808
                                                       ==========   ==========

12.  Income Taxes

For the year ended June 30, 1997, there is no net income tax benefit or expense recorded by the Company. For the year ended June 30, 1996, the income tax benefit of $6,373 results from the adjustment of federal income taxes payable to the amount that was due.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The provision (benefit) for income taxes differs from the statutory federal rate for the fiscal years ended June 30 as follows:

                                                               1997     1996

Federal statutory rate                                        (34.0%)  (34.0%)
Valuation allowance of deferred income tax asset               34.0     34.0
Other                                                           0.0      0.0
                                                              -----    -----
Effective tax rate                                              0.0%     0.0%

The components of the net deferred income tax asset as of June 30 are as follows:

                                                         1997          1996
Temporary differences:
   Depreciation, depletion,  amortization and
     abandonments of oil and gas properties         $(1,858,203)   $  (976,118)
  Book vs. tax treatment of acquisition of
     subsidiaries                                     1,807,774      1,015,928
  Other                                                 202,240         57,815
                                                    -----------    -----------

         Total                                          151,811         97,625

  Tax credit carryfoward                                 55,017         55,017
  Operating loss carryfoward                          6,334,915      5,097,314
                                                    -----------    -----------

  Deferred income tax asset                           6,541,743      5,249,956

  Valuation allowance                                (6,541,743)    (5,249,956)
                                                    -----------    -----------

 Deferred income tax asset, net                     $      --      $      --
                                                    ===========    ===========

The significant items included in the company's noncurrent deferred tax asset result from differences between the rates used in computing depreciation, depletion and amortization of intangible drilling costs for book and tax purposes, the different accounting treatment of abandoned oil & gas properties for book and tax purposes, and the different accounting treatment of the acquisitions of KEMCO and IPS for book and tax purposes. The Company's valuation allowance increased $1,291,787 in fiscal 1997 and $2,736,344 in fiscal 1996.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

As of June 30, 1997, the Company had a net operating loss carryforward of approximately $18,632,000 for regular tax purposes. Of these losses, approximately $4,772,000 were incurred by Concord Energy, Inc., prior to its acquisition of MITI, and $1,114,000 (and the tax credit carryfoward) were incurred by IPS prior to its acquisition by the Company, and will be subject to the separate return limitation year rules of the Internal Revenue Code. These losses will expire, if not utilized, in fiscal years ending June 30, 2008 through 2013.

13.  Transactions with Related Parties

Related Party Ownership Interests

The former chairman of the Company's board of directors, personally and through Integrated and Tucker, which are companies that he owns, owns or controls 2.30% of the Company's common stock as of June 30, 1997. Additionally, certain officers and directors of the Company, together with its present chairman of the board own or control 6.07% of the Company's common stock as of June 30, 1997.

Receivables from Related Parties/Affiliated Company

Integrated and the Company previously had an agreement by which the associated receivables and payables were permitted to be netted. At June 30, 1997, the Company has a net payable due to Integrated of $6,943. At June 30, 1996, the Company had a net receivable due from Integrated of $236,415.

As part of its ongoing operations, KEMCO conducts business with Atascosa Electric Services ("AES"), an entity which is owned and controlled by the family of Deral Knight, CEO, who is also chairman of the board of directors and a stockholder of the Company. For the year ended June 30, 1997 and 1996, KEMCO subcontracted $277,266 and $283,400, respectively, in electrical work to AES and at June 30, 1997 and 1996 owed AES $39,587 and $37,040, respectively, which is included in accounts payable.

At June 30, 1997 and 1996, respectively, there was $35,684 and $9,073 payable due to Deral Knight. These amounts represent unreimbursed travel and other business expenses incurred in the normal course of business and include $13,193 and $9,073 of accrued interest payable at June 30, 1997 and 1996, respectively.

Under the provisions of the agreement whereby the Company acquired Deral Knight's stock in KEMCO, Deral Knight has agreed to return to the Company, Concord Energy Incorporated common stock valued at $6.25 per shares to the extent that Deral Knight owed money to the Company at June 30, 1995. Accordingly, in liquidation of the

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

receivable balance, 17,130 shares of Company common stock issued to Deral Knight as part of the purchase price of his KEMCO stock are reflected as having been returned to the Company and are recorded as treasury stock at June 30, 1997 and 1996.

Other Payables to Related Parties

At June 30, 1997 and 1996, $267,750 and $270,227, respectively, is reflected as owed to Richard D. Barden, the former president of IPS, and his wife June Barden (see Note 9). The balance generally consists of accrued compensation and expense reimbursements due to them and is included in accrued expenses in the accompanying balance sheet.

Notes Payable to Stockholders

Notes Payable to stockholders bear interest rates ranging from 6% to 12% per annum which are generally payable at maturity. Interest expense incurred on these notes, of which $250,000 was payable to Deral Knight, during fiscal 1997 and 1996 totals $4,120 and $26,000, respectively. The notes matured at various dates through August 1996.

Additionally, the $142,500 recorded as various unsecured notes at Note 8 as of June 30, 1997 and $230,000 of the $340,196 recorded as various unsecured notes at June 30, 1996 represent notes payable to former stockholders of IPS who became stockholders of the Company when the Company acquired IPS. Interest expense on these stockholder notes for fiscal 1997 totals $25,685 and was $6,775 for the period from March 1, 1996 through June 30, 1996. At June 30, 1997 and 1996, $13,007 and $14,028, respectively, of interest is accrued on these notes.

 In August 1996 various notes which totaled $87,696 were converted to 14,616 shares of the Company's common stock. Upon conversion, an additional 560 shares of the Company's common stock was issued as consideration for accrued interest expense through the date of the conversion totaling $3,362. This stock was converted under agreements that require the Company to pay the difference between the price the of the Company's stock on July 1, 1997 and $6.00 per share. The value of the Company's common stock at the time of conversion of $3.00 per share or $45,528 was recorded as paid in capital, and $3.00 per share or $45,528 as an accrued liability in the accompanying balance sheet. An additional accrued liability of $22,764 is recorded as an expense for the difference in the price of the Company's common stock at the time of conversion of $3.00 per share and the price at July 1, 1997 of $1.50 per share, in the accompanying statement of operations for fiscal 1997. The total amount of this accrued liability of $68,292, is included in accrued expenses in the accompanying balance sheet.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Joint Venture Agreement with Integrated

In December 1994, KEMCO (prior to its acquisition by the Company) entered into an agreement with Integrated (the "Joint Venture Agreement") in which Integrated agreed to finance the purchase of certain gas plants and gas processing equipment which was sold to KEMCO, in exchange for 50% of the profit realized by KEMCO on the sale of the inventory. During the year ended June 30, 1996, KEMCO acquired the remaining inventory from the joint venture. The resulting $50,000 profit paid to Integrated is recorded as a cost of contract revenue in the statement of operations for fiscal 1996.

Acquisition of IPS

In March 1996, the Company acquired IPS. Included amongst the individuals acquiring Company shares, in connection with the acquisition of IPS, are ten individuals who received 45% of the Concord stock issued as consideration for IPS. Of these individuals, eight have made investments in the past in other ventures in which Mr. Swon, Tucker, Integrated and/or KEMCO had an interest, and eight of which had owned stock in the Company. Included with the acquisition of IPS was a $300,000 liability from IPS to Tucker, for funds previously advanced to IPS from Tucker. This $300,000 was applied to, and is included in the net receivable balance due from Integrated to the Company at June 30, 1996 (see note
9).

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

In accordance with the provisions of the Management Agreement, the Company was also entitled to a percentage of all syndicated retail partnership gross sales made by Integrated. In the fiscal year ended June 30, 1996 the Company recorded $140,000 of syndication income from Integrated.

Employment Agreements

On November 1, 1991 IPS entered into an employment agreement with its former president, Richard D. Barden. The agreement as modified on October 4, 1994 provides for him to receive an annual base salary of $96,200 per year. The agreement also provides for certain fringe benefits and bonuses and expires December 31, 2000. The agreement terminated upon the resignation of Mr. Barden in July 1997.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

On November 9, 1994 KEMCO entered into an employment agreement with its former president, Deral Knight. The agreement provides for him to receive a base salary of $125,000 per annum plus a bonus consisting of ten percent of KEMCO's pre-tax net profits from $1,500,000 to $2,000,000 and fifteen percent of pre-tax net profits which exceed $2,000,000. The agreement also provides for certain fringe benefits and expires May 7, 2000.

Royalty Agreement

In March, 1992 IPS entered into a royalty agreement with its former president, Richard D. Barden, for any related oil and gas industry applications developed from the original idea of developing a set of proprietary software programs. Royalties under this agreement are calculated as follows: 1% of the first $1,500,000 of gross revenue, and 5% of gross revenue thereafter. Royalty expense under the terms of this agreement were $2,063 and $1,137 for the years ended June 30, 1997 and 1996, respectively. The agreement expires December 31, 2015.

Other Related Party Transactions

In March 1996 the Company finalized a sale of gas processing and related equipment to Integrated for $550,000. The Company's profit on the sale of these items was approximately $250,000. The plant was leased to a third party by KEMCO, which billed and collected the rentals and remitted them to Integrated. On November 22, 1996 the Company repurchased from Integrated the plants and related equipment for $361,415. The purchase price was netted against the net receivable due from Integrated at June 30, 1996 of $236,415 which resulted in a net payment to Integrated of $125,000.

In June 1996 the Company accepted 124,500 shares of the Company's common stock from Integrated, at a value of $3.00 per share as a reduction of the net receivable balance due from Integrated as of June 30, 1996. This stock is included in the accompanying consolidated financial statement as Treasury stock in stockholders' equity.

In June 1996, in conjunction with the termination of the management agreement between the Company and Integrated, the Company recognized $150,000 of expenses from Integrated. These expenses represent costs incurred by Integrated between March 1994 and June 30, 1996, outside of the scope of the management contract which had not been previously charged to the Company. These costs were included in the accompanying consolidated financial statement within other expense in the statement of operations for fiscal 1996. Through October 31, 1996 the Company paid Integrated $32,000 for financial services.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

On November 22, 1996 Jerry Swon resigned as chairman and member of the Company's board of directors. In conjunction with his resignation, the board of directors approved a severance payment of six months of his then current salary totaling $75,000.

On December 5, 1996 KEMCO entered into a lease agreement with Deral Knight, CEO, and Chairman of the board of directors and a stockholder of the Company. The lease is for 2.42 acres of land located adjacent to property which KEMCO owns, and includes a 3,200 square ft. shop building and office trailer. The lease is for a term of five years at a cost of $975 per month.

14.  Supplemental Oil and Gas Information

The following tables set forth information about the Company's oil and gas producing activities. All of the Company's activities are within the United States.

a) Oil and Gas Reserves (Unaudited) - The following table of estimated proved developed and undeveloped reserves of oil and gas has been prepared by the Company utilizing estimates of the year-end reserve quantities provided by an independent petroleum consultant. Reserve estimates for producing oil and gas properties and for new discoveries are inherently imprecise and are expected to change as additional performance data becomes available.

Proved developed and proved undeveloped reserves:

                                        Oil             Gas            Total
                                       (bbls)          (Mcf)         (EQB) (1)

Balance at June 30, 1995             1,748,260       2,369,230       2,143,131
Revisions of previous estimates        175,439        (258,528)        132,351
Extensions and discoveries                --              --              --
Production                             (32,815)       (302,583)        (83,246)
Sale of minerals in place              (50,050)       (191,129)        (81,904)
                                     ---------         -------       ---------

Balance at June 30, 1996             1,840,834       1,616,990       2,110,332
Revisions of previous estimates       (141,322)       (611,502)       (243,239)
Extensions and discoveries                --              --              --
Production                             (37,067)       (215,165)        (72,928)
Sale of minerals in place                 --              --
                                     ---------         -------       ---------

Balance at June 30, 1997             1,662,445         790,323       1,794,165
                                     =========         =======       =========

(1) Equivalent barrels (Mcf of gas is converted to equivalent barrels by dividing by six).

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                         Oil           Gas           Total
                                       (bbls)         (Mcf)         (EQB) (1)

Proved developed reserves:
         June 30, 1996                 375,061       924,019         529,064
         June 30, 1997                 557,442       790,323         689,163

b) Capitalized Costs Relating to Oil and Gas Producing Activities - are as follows:

                                                               June 30
                                                          1997         1996

Proved and unproved oil and
         gas properties                              $11,811,162   $11,802,536
Accumulated depletion and
         valuation allowances                         (4,662,857)   (4,287,790)
                                                     -----------   -----------

Net capitalized costs                                $ 7,148,305   $ 7,514,746
                                                     ===========   ===========

Depletion, depreciation and amortization
         Per equivalent barrel of production         $      5.14   $      5.19
                                                     ===========   ===========

c)  Cost  incurred  in  Oil  and  Gas  Property  Acquisition,   Exploration  and
Development Activities are as follows:

                                                 Year Ended June 30,
                                                 1997          1996

Property acquisition costs                      $ --         $ 22,081
Development costs                                8,625        127,500
                                                ------       --------

         Total                                  $8,625       $149,581
                                                ======       ========

The Company has no unevaluated capitalized costs which are not currently subject to depletion.

d) Results of Operations for Oil and Gas Producing Activities (excluding corporate overhead and interest costs) are as follows:

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                     Year Ended June 30,
                                                    1997            1996

Oil and gas sales                                $1,298,810      $1,203,559
Production Costs                                   (702,275)       (639,271)
Depreciation, depletion and amortization           (375,068)       (431,914)
                                                 -----------     -----------
                                                    221,467          132,374
Income tax expense                                     --               --
                                                 -----------     -----------

Results of operations for oil and gas
         producing activities (excluding
         corporate overhead and interest
         costs)                                  $   221,467     $   132,374
                                                 =============   ===========

e) Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited) - the following table presents a standardized measure of future net cash inflows relating to proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the estimated year-end quantities of those reserves. Future production and development costs were computed by estimating expenditures expected to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses were computed by applying year-end statutory tax rates with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company's proved oil and gas reserves, less the tax basis of the properties involved. The future income tax expense gives effect to tax credits and allowances relating to the Company's proved oil and gas reserves. Because of the imprecise nature of reserve estimates and the unpredictable nature of the other variables used, actual future cash inflows may vary considerably and the standardized measure does not necessarily represent the fair market value of the Company's oil and gas reserves.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                     Year Ended June 30,
                                                    1997             1996

Future cash inflows                              $30,479,333      $38,952,790
Future production and development costs          (15,710,519)     (17,423,234)
Future income tax (expense) benefit                1,744,869          707,514
                                                 -----------      -----------

Future net cash flows                             16,513,683       22,237,070

10% annual discount for estimated timing
         of cash flows                            (6,557,376)      (9,139,496)
                                                 -----------      -----------

Standardized measure of discounted
         future net cash flows at the
         end of the year                           9,956,307      13,097,574

Standardized measure of discounted
         future net cash flows at the
         beginning of the year                    13,097,574       9,866,818
                                                 -----------      -----------

         Total change in standardized
           measure during the year               $(3,141,267)     $ 3,230,756
                                                 ===========      ===========

The following table sets forth an analysis of the changes in the standardized measure of discounted future net cash flows from proved oil and gas reserves:

                                                         Year Ended June 30,
                                                       1997             1996

Sales of oil and gas produced, net
         of production costs                      $   (596,535)    $  (564,290)
Net changes in price and production costs           (1,930,876)      2,198,328
Development costs incurred during the year              (8,625)       (127,500)
Revisions of previous quantity estimates            (3,622,487)      2,989,749
Accretion of discount                                2,152,956       1,758,162
Net changes in income taxes                          1,037,355       1,180,856
Sales of reserves in place                                --          (468,513)
Other                                                 (173,055)     (3,736,036)
                                                  -----------       ----------

         Total change in standardized
           measure during the year                $(3,141,267)      $3,230,756
                                                  ===========       ==========

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Average sales price and production costs per unit of production were as follows:

                                                       Year Ended June 30,
                                                      1997           1996

Average sales price:
  Crude oil, per barrel                            $  21.01        $ 17.71
 Nature gas, per thousand cubic feet                   2.42           2.06

Average crude oil and gas sales,
         per equivalent barrel                        17.81          14.46

Average production costs,
         per equivalent barrel                         9.63           7.68

15.  Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $6,243,940 and negative cash flow from operating activities of $548,850 for the year ended June 30, 1997, and a net loss of $6,813,666 and negative cash flow from operations of $3,212,404 for the year ended June 30, 1996. At June 30, 1997 the Company's current liabilities exceeded current assets by $760,076, and subsequent to June 30, 1997 the Company has become involved in a dispute over the completion of a significant contract which has delayed collection of a significant account receivable. As a result of these conditions, the Company has had difficulties meeting its current obligations as they come due. Additionally, the Company has notes payable of $2,920,000 maturing on November 1, 1997, for which it must either negotiate an extension or secure other long-term debt or equity financing. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is currently attempting to secure long-term financing secured by a portion of the Company's inventory of plants to replace the notes that mature on November 1, 1997. Additionally, subsequent to June 30, 1997 the Company has obtained contracts for $13,696,055 which management estimates will generate sufficient profit to relieve its current liquidity problems. The Company's ability to continue as a going concern is dependent on its obtaining financing to replace its maturing debt, meeting its profit estimates on contracts and achieving profitable operations and sufficient positive cash flow from operations to meet its obligations.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

16.  Events Subsequent to Date of Balance Sheet

     a. In September 1997 the Company filed suit against certain former IPS shareholders, Jerry Swon and Fallon and Fallon. The petition alleges that fraudulent acts and/or omissions occurred in connection with the IPS acquisition. Some of the defendants have since filed suit against the Company seeking the payment of debts related to IPS (see Note 9).

     b. In October 1997 the Company filed suit against one of its customers for the collection of outstanding recievables due to the Company. As of October 8, 1997 the uncollected balance was $870,079. The customer has filed a countersuit on this matter.

     c. Through October 8, 1997, warrants to purchase 100,000 shares of the Company's common stock expired unexercised.


17.  Business Segments

The Company's operations are classified into two principal industry segments: oil and gas exploration and production (oil and gas) and locating, designing, refurbishing and installation of gas plants and gas processing equipment, including rentals (contracting). Prior to 1996 the Company operated primarily in the oil and gas industry. The following is a summary of segmented information for 1997 and 1996.

                                                          1997         1996

Net sales to unaffiliated customers:
         Oil and gas                                  $ 1,298,811   $ 1,203,559
         Contracting                                    8,952,782     9,411,407
         All other segments as reported in the
           accompanying statement of operations           231,884       213,243
                                                      -----------   -----------
                                                      $10,483,477   $10,828,209
                                                      ===========   ===========

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                       1997           1996

Income (loss) from operations:
      Oil and gas                                 $    221,467    $    132,374
      Contracting                                     (146,346)     (1,932,348)
      All other segments                            (2,374,214)        200,577
                                                  ------------    ------------
                                                    (2,299,093)     (1,599,397)
                                                  ------------    ------------
Other income                                            31,495          49,584
Other expenses                                      (2,997,520)     (2,671,904)
Management agreement                                      --        (1,392,000)
Interest expense                                      (978,822)     (1,199,949)
                                                  ------------    ------------
      Loss before income tax as reported in the
        accompanying statement of operations      $ (6,243,940)   $ (6,813,666)
                                                  ============    ============

Identifiable assets:
      Oil and gas                                 $  7,274,993    $  7,812,111
      Contracting                                    7,338,115       7,652,392
      All other segments                                  --              --
                                                  ------------    ------------
                                                    14,613,108      15,464,503
General corporate assets                               665,251       4,650,488
                                                  ------------    ------------
      Total assets as reported in the
           accompanying balance sheet             $ 15,278,359    $ 20,114,991
                                                  ============    ============

Capital expenditures:
      Oil and gas                                 $      8,625    $    130,365
      Contracting                                       43,793         149,581
      All other segments
                                                          --              --
      Corporate                                         65,988         188,071
                                                  ------------    ------------
                                                  $    118,406    $    468,017
                                                  ============    ============

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                         1997          1996

Depreciation, Depletion and Amortization:
      Oil and gas                                      $375,068      $431,914
      Contracting                                        72,656        68,576
      All other segments                                   --            --
      Corporate                                         266,844       123,448
                                                       --------      --------
               Total depreciation, depletion and
                        amortization                   $714,568      $623,938
                                                       ========      ========

In 1997 net sales to two customers of the Company's contracting segment amounted to $4,406,832 and $2,203,882 accounting for 63% of the total revenues of the Company.

In 1996 net sales to two customers of the Company's contracting segment amounted to $3,418,778 and $3,103,783 accounting for 60% of the total revenues of the Company.

The loss from operations of the other segments for 1997 includes a write-off of goodwill of $2,417,368 which is more fully discussed in note 3.

The loss from operations of the contracting segment for 1996 includes a lower of cost or market write-down of inventory of $3,043,055 and a charge of $521,500 for settlement of claim on a contract completed in a prior year as more fully discussed in notes 6 and 9, respectively.