Form 10QSB
period 1997-09-30
CONCORD ENERGY INC
filed 1997-11-13
CIK 796334

Form 10-QSB -- Quarterly or Transitional Report

(Mark One)
    [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997


    [ ]                TRANSITION REPORT UNDER SECTION 13
                          OR 15(d) OF THE EXCHANGE ACT
            For the transition period from ___________ to ___________

                        Commission File Number 2-6806-NY

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

 _______________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes _X_     No ___

     At September 30, 1997, the outstanding common equity of Concord Energy Incorporated comprised 6,045,745 shares of common stock, $.0001 par value.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        The following financial statements are filed as part of this report:

                                                                        Pages
                                                                        -----

Consolidated Balance Sheet (Unaudited),
   September 30, 1997 and 1996                                           F-1

Consolidated Statements of Operations and
   Accumulated Deficit (Unaudited)
   Three Months Ended September 30, 1997,  and 1996                      F-2

Consolidated Statements of Cash Flows (Unaudited),
   Three Months Ended September 30, 1997,  and 1996                      F-3

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

     In May, 1995, the Company acquired Knight Equipment & Manufacturing Corporation ("KEMCO"), which locates, designs, refurbishes, and installs gas processing plants for the natural gas industry.

     In March, 1996, the Company acquired Integrated Petroleum Systems Corporation ("IPS"), which developed a unique, proprietary software used to collect, process and transmit data relative to petroleum production and processing operations.

Results of Operations

     The Company's revenues are primarily derived through its KEMCO subsidiary from the engineering, manufacturing, construction and leasing of gas processing equipment. The Company also realizes revenue through the sale of oil and gas, well operations and the sale of oil and gas data gathering software developed by IPS. During the three months ended September 30, 1997 the Company reported total revenues of $10,896,886. Contract revenues during the three month period were $10,655,301. Rental income for the three month period was $22,058. The Company's oil sales during the three month period were $120,000 while gas sales totaled

$80,000. The Company reported revenue from well operating income of $8,522 and software sales of $11,005 during the three month period ended September 30, 1997. By comparison, during the three month period ended September 30, 1996 the Company reported total revenues of $4,496,759, including contract revenues of $3,978,351, rental income of $37,367, oil sales of $241,356, gas sales of $178,479, well operating income of $10,721 and software sales of $50,485.

     Total revenues increased by $6,400,127 during the three months ended September 30, 1997 compared to the three month period ended September 30, 1996. This increase is primarily due to the increases in contract revenue of $6,676,950.

     Total costs and operating expenses during the three months ended September 30, 1997 were $10,123,045, an increase of $6,073,872 from the three month period ended September 30, 1996, and is primarily the result of an increase in the cost of contract revenue associated with the increase in contract revenues. This substantial increase is the result of the Company's obtaining a variety of larger contracts compared to contracts obtained in prior periods

     Cost of contract revenue during the period was $9,228,571. Cost of contract revenue as a percentage of contract revenue was approximately 87%. In comparison, during the three month period ended September 30, 1996 total costs and operating expenses were $4,049,173, costs of contract revenue were $2,922,840 and cost of contract revenue as a percentage of contract revenue was approximately 73%. The increase in cost of contract revenue of $6,305,731 is primarily the result of the increase in contract revenues.

     During the three month period ended September 30, 1997 general and administrative expenses were $526,060. During the three month period ended September 30, 1996, the Company's total general and administrative expenses were $751,281, which include costs of

$155,740 associated with the winding down of the Company's New Jersey and Houston office's and staff.

     Depreciation, depletion and amortization expenses during the three month period ended September 30, 1997 were $168,070. During the three month period ended September 30, 1996 these expenses were $207,113. The decrease of $39,043 is primarily due to the elimination of amortization of IPS' goodwill which in the three month period ended September 30, 1996 totaled $33,165.

     Interest expense for the three month period ended September 30, 1997 was $234,566. During the three month period ended September 30, 1996 interest expense was $243,612.

     For the three month period ended September 30, 1997 the Company reported a net income of $541,995. For the three month period ended September 30, 1996 the Company reported a net income of $209,144. The increase of $332,851 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, primarily resulted from the combination of the above described increase in contract revenue partially offset by the above described increased cost of contract revenue.

Liquidity and Capital Resources

     As of September 30, 1997 and 1996, the Company reported working capital (deficit) of $(115,204) and $2,491,153, respectively, resulting in a decrease of $2,606,357. This decrease in 1997 is the result of a decrease in current assets of $737,851 and an increase in current liabilities of $1,868,506. The decrease in current assets primarily resulted from a combination of a decrease in cash, costs and estimated earnings in excess of billings on uncompleted contracts, accounts receivables, prepaid expenses and other assets of $1,608,007 partially offset by an increase in inventories of $870,156. The increase in current liabilities primarily resulted from an increase in accounts payable and accrued expenses of $2,711,930 partially offset by a decrease in the current portion of notes and taxes payable of $843,424.

     During the three months ended September 30, 1997, cash provided in operating activities was $308,501, representing an increase of $782,499 from the three months ended September 30, 1996. This increase primarily resulted from the combination of the increased accounts payable and accrued expenses, increased inventories, increased net income and decrease in accounts receivables.

     Management notes that the accompanying financial statements have been prepared with the assumption that the Company will continue as a going concern. As discussed in Note 11 of the financial statements, the Company has suffered recurring losses and negative cash flows from operations in the prior fiscal years, has a negative working capital at September 30, 1997, as well as significant debt maturing in the near future.

     The Company has obtained an extension of maturity, to December 31, 1997, of its notes payable which were to mature on November 1, 1997 in the total principal amount of $2,920,000. The Company believes that it will be successful in obtaining refinancing utilizing certain portions of the KEMCO inventory as collateral, however there are no current commitments to refinance this indebtedness.

Capital Expenditures and Commitments

     During the three months ended September 30, 1997, the Company incurred capital expenditures of $28,829. These capital expenditures primarily consisted of equipment purchases by KEMCO.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

     Exhibits marked with an asterisk have been previously filed with the Securities and Exchange Commission by the Company, and are incorporated by reference, as indicated. Other exhibits, if no so designated are filed with this Form 10-QSB.

     (3)* - Certificate of Incorporation as amended and by-laws, incorporated herein as an exhibit by reference to the Current Report. Exhibit 3 therein under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on May 18, 1993, SEC File No. 2-6806.

     (4) - Indenture of Trust Amendment No. 2 between Concord Energy Incorporated and First Union National Bank, as Successor Trustee dated as of October 31, 1997.

     (99) - Certificate for Renewal and Revival of Charter.

b)  Reports on Form 8-K

     No current reports on Form 8-K have been filed during the first quarter of this fiscal year.

------------
*   Previously filed

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CONCORD ENERGY INCORPORATED
                                     (Registrant)

                                     s\Deral Knight
                                     ------------------------------
Dated: November 13, 1997             Deral Knight
                                     President, Chief Executive Officer
                                     and Chairman of the Board of Directors

Dated: November 13, 1997             s\Scott Kalish
                                     ------------------------------
                                     Scott Kalish
                                     Treasurer (Principal Accounting Officer)

Concord Energy Incorporated and Subsidiaries

Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                      (Unaudited)   (Unaudited)
                                                     September 30, September 30,
                                                         1997          1996
                                                     ------------  ------------
Assets

Current assets
   Cash and cash equivalents                         $    254,978  $    761,929
   Costs and estimated earnings in excess
        of billings on uncompleted contracts              634,016     1,515,817
   Accounts receivable, net of allowance for
       doubtful accounts of $178,643 and $132,930       2,191,395     2,190,894
   Receivable due from Integrated, net                     24,754       197,364
   Inventories                                          6,346,055     5,475,899
   Prepaid expenses and other assets                       64,119       111,265
                                                     ------------  ------------
       Total current assets                             9,515,317    10,253,168

Property, plant and equipment, net                      7,901,870     8,433,538
Goodwill, net                                                --       2,550,028
Bond issuance costs, net                                  198,465       293,075
Other assets                                               37,500        50,000
                                                     ------------  ------------
       Total assets                                  $ 17,653,152  $ 21,579,808
                                                     ============  ============

Liabilities and Stockholders' Equity

Current liabilities
   Current portion of notes payble to stockholders   $       --    $    250,000
   Current portion of long-term debt                    3,602,553     4,126,344
   Current portion of capital lease obligations             2,566        15,161
   Accounts payable                                     3,424,652     1,772,613
   Accrued expenses                                     2,559,870     1,499,979
   Federal income taxes payable                            40,880        97,918
                                                     ------------  ------------
       Total current liabilities                        9,630,521     7,762,015

Long term liabilities
  Notes payable                                         2,501,115     2,539,549
  Capital lease obligations                                  --          52,368
                                                     ------------  ------------
     Total long term liabilities                        2,501,115     2,591,917
                                                     ------------  ------------
Commitments and Contingencies

Stockholders' equity
   Preferred Stock, $.01 par value, 1,000  shares
     authorized, 0 shares issued and outstanding             --            --
   Common stock, $.0001 par value, 20,000,000
     shares authorized, 6,045,717 and 5,958,811
    (post-split) shares issued and outstanding                605           594
   Paid-In capital                                     22,812,110    22,605,392
   Accumulated deficit                                (16,810,633)  (10,899,544)
                                                     ------------  ------------
                                                        6,002,082    11,706,442
Cost of Treasury Stock                                   (480,566)     (480,566)
                                                     ------------  ------------
       Total stockholders' equity                       5,521,516    11,225,876
                                                     ------------  ------------
       Total liabilities and stockholders' equity    $ 17,653,152  $ 21,579,808
                                                     ============  ============

                  The accompanying notes are an integral part of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                   (Unaudited)      (Unaudited)
                                                  Quarter Ended    Quarter Ended
                                                  September 30,    September 30,
                                                      1997             1996
                                                  ------------     ------------
Revenue:
  Oil sales                                       $    120,000     $    241,356
  Gas sales                                             80,000          178,479
                                                  ------------     ------------
     Total oil and gas sales                           200,000          419,835

  Contract revenue                                  10,655,301        3,978,351
  Well operating income                                  8,522           10,721
  Rental income                                         22,058           37,367
  Software Sales                                        11,005           50,485
                                                  ------------     ------------
     Total revenue                                  10,896,886        4,496,759
                                                  ------------     ------------
Costs and Operating Expenses:
  Lease operating                                      200,344          167,939
  Cost of contract revenue                           9,228,571        2,922,840
  General and administrative:                          526,060          751,281
  Depreciation, depletion and amortization             168,070          207,113
                                                  ------------     ------------
      Total costs and operating expenses            10,123,045        4,049,173
                                                  ------------     ------------
     Income from Operations                            773,841          447,586
                                                  ------------     ------------
Other income (expense):
  Other  income                                          2,720            5,170
  Interest expense                                    (234,566)        (243,612)
                                                  ------------     ------------
     Total other income (expense)                     (231,846)        (238,442)
                                                  ------------     ------------
     Income before income taxes                        541,995          209,144
                                                  ------------     ------------
          Income tax benefit                              --               --
                                                  ------------     ------------
     Net Income                                   $    541,995     $    209,144
                                                  ============     ============
Accumulated deficit, beginning of period           (17,352,628)     (11,108,688)
                                                  ============     ============
Accumulated deficit, end of period                $(16,810,633)    $(10,899,544)
                                                  ============     ============
     Net Income per share                         $       0.09     $       0.04
                                                  ============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                           (Unaudited)    (Unaudited)
                                                                          Quarter Ended  Quarter Ended
                                                                          September 30,  September 30,
                                                                              1997           1996
                                                                          -----------    -----------
Cash flows from operating activities
   Net Income (loss)                                                      $   541,995    $   209,144
   Adjustments to reconcile net income/loss to net cash
     (used in) provided by operating activities:
     Depreciation, depletion and amortization                                 168,070        207,113
     Other noncash transactions                                                 7,053        132,485
     Decrease (Increase)  in assets:
        Accounts receivable                                                (1,479,540)      (931,109)
        Costs and estimated earning in excess
           of billings on uncompleted contracts                              (173,021)    (1,398,722)
        Inventories                                                          (620,213)       606,074
        Other assets and liabilities                                             (969)       (91,001)
     (Decrease)  Increase  in liabilities
        Accounts payable                                                    1,285,528        440,222
        Accrued expenses                                                      657,720        312,745
        Federal income tax payable                                              8,333           --
        Receivable due from/payable due to Integrated, net                    (31,697)        39,051
        Billings in excess of costs and estimated earnings on
           uncompleted contracts                                              (54,758)          --
                                                                          -----------    -----------
         Net cash provided by (used in) operating activities                  308,501       (473,998)
                                                                          -----------    -----------
Cash flows from investing activities
    Purchases of equipment, well workovers and recompletions                  (28,829)       (73,882)
                                                                          -----------    -----------
         Net cash (used in) provided by investing activities                  (28,829)       (73,882)
                                                                          -----------    -----------
Cash flows from financing activities
      Net proceeds from note payable                                           14,414           --
      Net proceeds from issuance of common stock                                 --          856,665
      Principal payments on notes payable and capital lease obligations       (81,047)      (444,939)
                                                                          -----------    -----------
        Net cash flows provided by (used in)
           financing activities                                               (66,633)       411,726
                                                                          -----------    -----------
Net increase (decrease) in cash and cash equivalents                          213,039       (136,154)
                                                                          -----------    -----------
Cash and cash equivalents at beginning of period                               41,939        898,083
                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $   254,978    $   761,929
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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Other Assets

Other assets of the Company, which include the drawings and blue prints of amine units manufactured and serviced by Perry Gas Processors, Inc., is being amortized, straight-line over it's estimated useful life of 5 years in accordance with Generally Accepted Accounting Principles.

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

Deferred financing and bond issuance costs

Costs incurred in conjunction with obtaining financing (including costs associated with the issuance of bonds) are amortized using the straight-line method over the term of the related financing agreement or bond. Bond issuance costs at September 30, 1997 and 1996 are stated net of accumulated amortization of $372,296 and $227,686, respectively.

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

Rental revenue

The Company leases certain gas plants and separators to customers under short term leases which are accounted for as operating leases. At September 30, 1997 and 1996, there are no significant future minimum rentals to be received under these noncancelable operating leases.

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Net loss per share

Net loss per share of common stock is based upon the weighted average number of shares of common stock outstanding (5,904,086 and 5,958,811 at September 30, 1997 and 1996, respectively). The Company's common stock equivalents, which consist of outstanding warrants to purchase the Company's common stock, are not considered in the net income per share calculation since their effect is anti-dilutive.

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

At the time of purchase, IPS' liabilities exceeded the value of its assets by $853,208, which when added to the $1,800,000 value assigned to the shares of common stock issued resulted in goodwill of $2,653,208 being recorded. Based on the results of operations for IPS since its acquisition, management has determined that the unamortized goodwill at June 30, 1997 of $2,417,368 had no future benefit. Accordingly, at June 30, 1997 the balance of the unamortized goodwill was written-off as a charge against income from operations. Amortization of goodwill of $103,180 is recorded as of September 30, 1996.

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

The Company maintains account balances at several financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. In the course of business, the Company may maintain account balances, which are generally transient in nature, in excess of the federally insured limits.

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

6.   Property, Plant and Equipment, Net

Significant components comprising property, plant and equipment at September 30 include the following:

                                                      1997              1996
Oil & gas properties:
    Leasehold costs                              $  7,495,916      $  7,495,916
    Lease well & equipment                          1,845,508         1,845.508
    Intangibles                                     1,904,925         1,904,925
    Property, plant & equipment                       484,181           484,181
    Other                                              80,632            80,632
                                                 ------------      ------------
                                                   11,811,162        11,811,162
                                                 ------------      ------------

Other property, plant & equipment
    Land                                              185,413           185,413
    Buildings & improvements                          361,525           359,535
    Machinery & equipment                             335,428           305,999
    Vehicles                                          149,727           237,896
    Furniture, fixtures & software                    197,305           191,679
                                                 ------------      ------------
                                                    1,229,398         1,280,522
                                                 ------------      ------------

Accumulated depreciation,
depletion and amortization                         (5,138,690)       (4,658,146)
                                                 ------------      ------------

Property, plant and equipment, net               $  7,901,870      $  8,433,538
                                                 ============      ============

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Depreciation, depletion and amortization of oil and gas properties, and depreciation of other property, plant and equipment for the periods ended September 30 is as follows:

                                                           1997           1996

Oil and gas properties                                   $375,068       $130,498
Other property, plant and equipment                       152,620         32,395
                                                         --------       --------
                                                         $527,688       $162,893
                                                         ========       ========

7.   Debt and Capital Lease Obligations

Debt

Notes payable and long-term debt includes the following at September 30:

                                                        1997           1996

Bond payable, dated May 1995, with
interest at 10% per annum, requiring
semi-annual interest payments through
maturity on December 31, 1997. The bond
is secured by the assets of KEMCO. As
incentive to the note holders for
extending the original maturity date of
the note from May 1, 1997, interest was
increased by 4% per annum from May 1,
1997 through maturity.                               $2,920,000      $2,920,000

Secured notes payable, dated December
1994, with a face value of $2,500,000
issued at $750,000 discount. The notes
bear interest at 9% per annum with an
effective interest rate of 15% per
annum. Semi-annual interest payments of
$112,500 are required through maturity
in January 2010. The notes are secured
by certain gas plants and equipment and
a guarantee of the Company.                           1,798,976       1,779,476

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                        1997           1996
Secured notes payable, dated September
1994, with a face value of $1,400,000
issued at a $699,500 discount. The notes
bear interest at 6% per annum payable
semi-annually with an effective interest
rate of 14.02% per annum. Annual
principal payments of $140,000 are
required beginning in August 2005
through maturity in August 2009. The
notes are secured by certain oil and gas
property owned by the Company.                          746,792         728,088

Acquisition bridge financing evidenced
by notes payable which bear interest at
12% per annum. The interest and related
principal are due at various maturity
dates through November 25, 1996. The
notes were secured by a personal
guarantee from Jerry Swon, former
Chairman of the Company's board of
directors, who was also a shareholder of
the Company.                                               --            60,000

12% convertible notes, dated October
1994, convertible at maturity into
shares of the Company's common stock at
$5.00 per share. During 1995, $125,000
of these notes matured and were
converted into 25,000 shares of the
Company's common stock. Upon the
conversion, an additional 3,000 shares
of the Company's common stock was issued
as consideration for accrued interest
expense through the date of conversion
totaling $15,000. The remainder of the
notes and accrued interest totaling
$20,542 were converted into 80,656
shares of common stock in March 1997.
The notes were secured by certain oil
and gas property owned by the Company.                     --           125,000

Secured note payable dated January 1996,
with interest at 9% per annum. Interest
and principal of $1,271 are due monthly
through January 2000. The note is
secured with certain equipment owned by
the Company.                                             31,986          43,774

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                        1997           1996
Unsecured non-interest bearing note
payable dated March 1996 payable in
monthly installments of $43,599 through
maturity on December 15, 1996.
Subsequent to its maturity the note
bears interest at 10% per annum.                        174,000         217,500

Secured note payable dated February
1996, with interest at 12% per annum
from inception through February 1, 1997.
From February 2, 1997 through August 31,
1997, interest charged increased to 18%
per annum. Interest from September 1,
1997 to maturity is at 12% per annum
Principal and interest are due at
maturity on February 1, 1998. The note
is secured by a certain gas plant owned
by the Company.                                         275,000         600,000

Secured note payable dated September
1997, with interest at 8.5% per annum.
Interest and principal of $356 are due
monthly through September 2001. The note
is secured with certain equipment owned
by the Company.                                          14,414            --

Various unsecured notes payable, bearing
interest of 4.5% to 12% per annum. The
interest and principal are due at
various maturity dates through May 1997
(see Note 8).                                           142,500         192,055
                                                    -----------     -----------
Total debt outstanding                                6,103,668       6,665,893

Less: current portion                                 3,602,553       4,126,344
                                                    -----------     -----------
Long-term debt                                      $ 2,501,115     $ 2,539,549
                                                    ===========     ===========

As of September 30, 1997, maturities and scheduled payments for the next five years and thereafter are: $3,602,553 in 1998, $17,541 in 1999, $8,732 in 2000,
$4,074 in 2001, and the remainder after year 2001.

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

Capital lease obligations as of September 30 consist of the following:

                                                            1997          1996

Total future minimum lease payments                       $  3,000      $ 79,106
Less:  amounts representing interest                           434        11,577
                                                          --------      --------

Present value of minimum lease payments                   $  2,566      $ 67,529
                                                          ========      ========

The obligations under capital lease mature as follows: $2,566 in fiscal 1998.

8.   Commitments and Contingencies

Minimum Rental Commitments

The Company has several noncancelable operating leases, primarily for yard and office equipment, that expire over the next five years. These leases generally are for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance.

Legal Matters

As of September 30, 1997, the Company was involved in various litigation matters which it considers to be in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the claims either lack merit, or the potential liability, if any, upon the ultimate disposition of these lawsuits will not have a material effect on the Company's financial position or results of operations.

The Company, together with Integrated, Jerry Swon and Bruce Deichl, was named as a defendant in a lawsuit commenced by three investors in two oil and gas partnerships sponsored by Integrated. Management has determined that the costs of defending this suit combined with the potential cost if the plaintiff's were successful, dictated that a settlement be negotiated. A verbal agreement has been reached to settle this cause of action for 350,000 shares of the Company's common stock and a warrant to purchase an additional 350,000 shares of the Company's common

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

stock at $1.00 per share. At September 30, 1997 the Company has a reserve recorded in the amount of $175,000 for the cost of this settlement.

On August 8, 1997, the Company filed suit against Mark T. Shipley, Richard D. Barden, June Barden, Jerry Swon and Fallon and Fallon. The litigation relates to the Company's acquisition of IPS. The petition alleges that members of the Company's former management, former IPS management and other interested persons committed fraudulent acts and/or omissions in connection with the acquisition. The specific damages sought are monetary damages in an unspecified amount, as well as relief from certain related debt, wages and agreements. Some of the defendants have filed suit against the Company seeking payment of debts related to IPS.

9.   Outstanding Warrants

Warrants outstanding as of September 30, 1997 entitling the holders to purchase shares of the Company's common stock are summarized as follows:

Date of Issuance   Number of Shares     Exercise Price/Share     Expiration Date

November 1994            1,500                  $7.50             November 1997
June 1995               50,000                   2.90             February 1998
November 1995           20,000                   5.00             November 1998
February 1996           25,000                   4.00              January 1999
May 1996                20,000                   3.75               June 1998
May 1996               100,000                   3.75               June 1999
May 1996                15,000                   4.00              January 1998
May 1996               100,000                   4.50               March 2001
May 1996               200,000                   2.625              July 1999

The Company has sufficient shares authorized but not issued for use in the event these warrants are exercised.

10.  Transactions with Related Parties

Related Party Ownership Interests

A director of the Company, together with its present chairman of the board own or control 6.07% of the Company's common stock as of September 30, 1997.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Receivables from Related Parties/Affiliated Company

Integrated and the Company previously had an agreement by which the associated receivables and payables were permitted to be netted. At September 30, 1997 and 1996, the Company has a net receivable due from Integrated of $24,754 and $197,364, respectively.

As part of its ongoing operations, KEMCO conducts business with Atascosa Electric Services ("AES"), an entity which is owned and controlled by the family of Deral Knight, CEO, who is also Chairman of the Board of Directors and a stockholder of the Company. At September 30, 1997 and 1996 the Company owed AES $31,734 and $43,463, respectively, which is included in accounts payable.

At September 30, 1997 and 1996, respectively, there was $43,967 and $43,161 payable due to Deral Knight. These amounts represent unreimbursed travel and other business expenses incurred in the normal course of business and include $13,193 and $12,823 of accrued interest payable at September 30, 1997 and 1996.

Under the provisions of the agreement whereby the Company acquired Deral Knight's stock in KEMCO, Deral Knight has agreed to return to the Company, Concord Energy Incorporated common stock valued at $6.25 per share to the extent that Deral Knight owed money to the Company at June 30, 1995. Accordingly, in liquidation of the receivable balance, 17,130 shares of Company common stock issued to Deral Knight as part of the purchase price of his KEMCO stock are reflected as having been returned to the Company and are recorded as treasury stock at September 30, 1997 and 1996.

Other Payables to Related Parties

At September 30, 1997 and 1996, $269,733 and $267,968, respectively, is reflected as owed to Richard D. Barden, the former president of IPS, and his wife June Barden (see Note 8). The balance generally consists of accrued compensation and expense reimbursements due to them and is included in accrued expenses in the accompanying balance sheet.

Notes Payable to Stockholders

At September 30, 1996, Notes Payable to stockholders, which bear interest of 6% per annum, were payable to Deral Knight. Interest expense incurred on these notes for the three months ended September 30, 1996 totaled $3,750. The notes matured and were subsequently paid in October 1996.

Additionally, the $142,500 recorded as various unsecured notes at Note 7 as of September 30, 1997 and the $192,500 recorded as various unsecured notes at September 30, 1996 represent notes payable to former stockholders of IPS who became stockholders of the Company when the Company acquired IPS.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Acquisition of IPS

In March 1996, the Company acquired IPS. Included among the individuals acquiring Company shares, in connection with the acquisition of IPS, are ten individuals who received 45% of the Concord stock issued as consideration for IPS. Of these individuals, eight have made investments in the past in other ventures in which Mr. Swon, Tucker, Integrated and/or KEMCO had an interest, and eight of which had owned stock in the Company. Included with the acquisition of IPS was a $300,000 liability from IPS to Tucker, for funds previously advanced to IPS from Tucker. This $300,000 was applied to, and is included in the net receivable balance due from Integrated to the Company at September 30, 1996 (see
Note 8).

Management Agreement

The Company and Integrated had entered into an agreement (the "Management Agreement") that required Integrated to provide certain management, administrative and accounting services to the Company and certain subsidiaries for $116,000 per month, which agreement terminated on June 30, 1996. The Management Agreement had been provided for under the terms of the consolidation of Partnerships, the assets of which were exchanged for Concord Energy, Inc. stock (see Note 1). The services provided by Integrated included the receipt of cash for oil and gas sales and the payment of operating and capital expenditures on behalf of the Company.

In accordance with the provisions of the Management Agreement, the Company was also entitled to a percentage of all syndicated retail partnership gross sales made by Integrated. for the Quarter ended September 30, 1996 the Company recorded $0 of syndication income from Integrated.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Royalty Agreement

In March, 1992 IPS entered into a royalty agreement with its former president, Richard D. Barden, for any related oil and gas industry applications developed from the original idea of developing a set of proprietary software programs. Royalties under this agreement are calculated as follows: 1% of the first $1,500,000 of gross revenue, and 5% of gross revenue thereafter. Royalty expense under the terms of this agreement were $111 and $505 for the Quarters ended September 30, 1997 and 1996, respectively. The agreement expires December 31, 2015.

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


11.  Going Concern

For the fiscal years ended June 30, 1997 and 1996, the Company incurred net losses and negative cash flow from operations. At September 30, 1997 the Company's current liabilities exceeded current assets by $115,204, and subsequent to September 30, 1997 the Company has become involved in a dispute over the completion of a significant contract which has delayed collection of a significant account receivable (see Note 12). As a result of these conditions, the Company has

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

had difficulties meeting its current obligations as they come due. Additionally, the Company has notes payable of $2,920,000 maturing on December 31, 1997, for which it must either negotiate an extension or secure other long-term debt or equity financing. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is currently attempting to secure long-term financing secured by a portion of the Company's inventory of plants to replace the notes that mature on December 31, 1997. During the quarter ended September 30, 1997 the Company reported net income of $541,995 and positive cash flow from operations of $308,501. Additionally, subsequent to September 30, 1997 the Company has
obtained   additional   contracts  which  management   estimates  will  generate
sufficient profit to relieve its current liquidity problems. The Company's ability to continue as a going concern is dependent on its obtaining financing to replace its maturing debt, meeting its profit estimates on contracts and achieving profitable operations and sufficient positive cash flow from operations to meet its obligations.

12.  Events Subsequent to Date of Balance Sheet

     a. In October 1997 the Company filed suit against one of its customers for the collection of outstanding receivables due to the Company. As of November 8, 1997 the uncollected balance was $870,079. The customer has filed a countersuit on this matter.

     b. In October 1997 the Company obtained an extension to December 31, 1997 for the notes payable which were to mature on November 1, 1997.