Form 10QSB
period 1997-12-31
CONCORD ENERGY INC
filed 1998-02-13
CIK 796334

Form 10-QSB -- Quarterly or Transitional Report

(Mark One)
   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997

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

 ______________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

      At December 31, 1997, the outstanding common equity of Concord Energy Incorporated comprised 6,045,745 shares of common stock, $.0001 par value.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The following financial statements are filed as part of this report:

                                                                        Pages
                                                                        -----
Consolidated Balance Sheet (Unaudited),
   December 31, 1997 and 1996                                            F-1

Consolidated Statements of Operations and
   Accumulated Deficit (Unaudited)
   Three and Six Months Ended December 31, 1997, and 1996                F-2

Consolidated Statements of Cash Flows (Unaudited),
   Three and Six Months Ended December 31, 1997, and 1996                F-3

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

Results of Operations

      The Company's revenues are primarily derived through its KEMCO subsidiary from the engineering, manufacturing, construction and leasing of gas processing equipment. The Company also realizes revenue through the sale of oil and gas, well operations and the sale of oil and gas data gathering software developed by IPS. During the six months ended December 31, 1997 the Company reported total revenues of $15,136,011. Contract revenues during the six month period were $14,550,099. Rental income for the six month period was $45,4478. The Company's oil sales during the six month period were $240,000 while gas sales totaled $160,000. The

Company  reported  revenue from  software  sales of $123,422 and well  operating income of $17,044 during the six month period ended December 31, 1997. By comparison, during the six month period ended December 31, 1996 the Company reported total revenues of $7,818,478, including contract revenues of
$6,855,702, rental income of $77,370, oil sales of $443,306, gas sales of $326,131, software sales of $95,537 and well operating income of $20,432.

      Total revenues increased by $7,317,533 during the six months ended December 31, 1997 compared to the six month period ended December 31, 1996. This increase is primarily due to the increase in contract revenues of $7,694,397.

      Total costs and operating expenses during the six months ended December 31, 1997 were $13,783,088, an increase of $6,863,780 from the six month period ended December 31, 1996, and is primarily the result of an increase in the cost of contract revenue associated with the increase in contract revenues. This substantial increase is the result of the Company's obtaining a variety of larger contracts compared to contracts obtained in prior periods.

      Cost of contract revenue during the period was $12,086,598. Cost of contract revenue as a percentage of contract revenue was approximately 83%. In comparison, during the six month period ended December 31, 1996 total costs and operating expenses were $6,919,308, costs of contract revenue were $4,681,950
and  cost  of  contract   revenue  as  a  percentage  of  contract  revenue  was
approximately 68%. The increase in cost of contract revenue of $7,404,648 is primarily the result of the increase in contract revenues.

      During the six month period ended December 31, 1997 general and administrative expenses were $980,712. During the six month period ended December 31, 1996, the Company's total general and administrative expenses were $1,538,898, which includes costs of $329,574 associated with the winding down of the Company's New Jersey and Houston office's and staff.

      Depreciation, depletion and amortization expenses during the six month period ended December 31, 1997 were $335,091. During the six month period ended December 31, 1996 these expenses were $397,994. The decrease of $62,903 is primarily due to the elimination of amortization of IPS' goodwill which in the six month period ended December 31, 1996 totaled $88,440.

      Interest expense for the six month period ended December 31, 1997 was $456,632. During the six month period ended December 31, 1996 interest expense was $471,400.

      For the six month period ended December 31, 1997 the Company reported a net income of $911,465. For the six month period ended December 31, 1996 the Company reported a net income of $447,736. The increase of $463,729 for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996, primarily resulted from the combination of the above described increase in contract revenue partially offset by the above described increased cost of contract revenue.

Liquidity and Capital Resources

      As of December 31, 1997 and 1996, the Company reported working capital of $446,584 and $3,003,272, respectively, resulting in a decrease of $2,556,688. This decrease in 1997 is the result of a decrease in current assets of $399,169 and an increase in current liabilities of $2,137,519. The decrease in current assets primarily resulted from a combination of a decrease in cash, costs and estimated earnings in excess of billings on uncompleted contracts, accounts receivables, prepaid expenses and other assets of $1,104,570 partially offset by an increase in inventories of $705,401. The increase in current liabilities primarily resulted from an increase in accounts payable and accrued expenses of $2,627,032 partially offset by a decrease in the current portion of notes and taxes payable of $489,513.

      During the six months ended December 31, 1997, cash provided in operating activities was $128,874, representing an increase of $646,650 from the six months ended December 31, 1996. This increase primarily resulted from the combination of the increased accounts payable and accrued expenses, increased inventories, increased net income and decrease in accounts receivables.

      Management notes that the accompanying financial statements have been prepared with the assumption that the Company will continue as a going concern. As discussed in Note 11 of the financial statements, the Company has suffered recurring losses and negative cash flows from operations in the prior fiscal years, as well as significant debt maturing in the near future.

      The Company has obtained a third extension of maturity, to February 28, 1998, of its notes payable which were to mature on December 31, 1997 in the total principal amount of $2,920,000. The Company is currently attempting to secure long-term financing secured by a portion of the Company's inventory of plants to replace the notes that mature on February 28, 1998, however there are no current commitments to refinance this indebtedness.

Capital Expenditures and Commitments

      During the six months ended December 31, 1997, the Company incurred capital expenditures of $72,089. These capital expenditures primarily consisted of equipment purchases by KEMCO.

Item 4. Submission of Matters to a vote of Security Holders

      The Annual Meeting if Sharesholders of the Company was held November 14, 1997 for the consideration of the following items which were approved by the number of votes set forth:

                                               Votes       Votes       Votes
                                                For       Against     Abstain
                                                ---       -------     -------
1)  To elect (4) directors of the Company
    until the next Annual Meeting of
    shareholders and until their successors
    are elected and qualified:
    The following directors, constituting
    the entire board of directors, were
    elected:

    Deral Knight                              3,645,479       0       24,357
    Barry Laidlaw                             3,638,049       0       31,787
    Neal Glass                                3,644,471       0       25,365
    Gilbert Goldstein*                        3,637,449       0       32,387

2)  To approve the appointment of
    independent auditors for the
    1998 fiscal year                          3,641,811     11,572    16,453

      *Gilbert Goldstein resigned as a director immediately after the Annual Shareholders Meeting due to personnel commitments.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

      Exhibits marked with an asterisk have been previously filed with the Securities and Exchange Commission by the Company, and are incorporated by reference, as indicated. Other exhibits, if not so designated are filed with this Form 10-QSB.

      (3)*  -  Certificate  of   Incorporation  as  amended  and  by-laws,
      incorporated herein as an exhibit by reference to the Current Report. Exhibit 3 therein under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on May 18, 1993, SEC File No. 2-6806.

      (4)* - Indenture of Trust Amendment No. 2 between Concord Energy Incorporated and First Union National Bank, as Successor Trustee dated as of October 31, 1997.

b) Reports on Form 8-K

      No current reports on Form 8-K have been filed during the first quarter of this fiscal year.

---------------------
*   Previously filed

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONCORD ENERGY INCORPORATED
                                       (Registrant)

                                       s\Deral Knight
                                       -------------------------------
Dated: February 11, 1998               Deral Knight
                                       President, Chief Executive Officer
                                       and Chairman of the Board of Directors

Dated: February 11, 1998               s\Scott Kalish
                                       -------------------------------
                                       Scott Kalish
                                       Treasurer (Principal Accounting Officer)

Concord Energy Incorporated and Subsidiaries

Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                     (Unaudited)    (Unaudited)
                                                     December 31    December 31
                                                        1997           1996
                                                    ------------   ------------
Assets

Current assets
  Cash and cash equivalents                         $     51,910   $    306,403
  Costs and estimated earnings in excess
    of billings on uncompleted contracts, net            632,582      1,463,481
  Accounts receivable, net of allowance for
    doubtful accounts of $178,643 and $132,930         1,795,993      1,828,397
  Receivable due from Integrated, net                     54,033          7,853
  Inventories                                          6,594,308      5,888,907
  Prepaid expenses and other assets                       66,473         99,427
                                                    ------------   ------------
       Total current assets                            9,195,299      9,594,468

Property, plant and equipment, net                     7,780,519      8,316,827
Goodwill, net                                               --        2,505,808
Bond issuance costs, net                                 189,802        251,572
Other assets                                              35,000         50,000
                                                    ------------   ------------

       Total assets                                 $ 17,200,619   $ 20,718,675
                                                    ============   ============
Liabilities and Stockholders' Equity

Current liabilities
  Current portion of long-term debt                 $  3,552,553   $  3,985,028
  Current portion of capital lease obligations             2,132         15,160
  Accounts payable                                     3,404,355      1,349,513
  Accrued expenses                                     1,720,462      1,135,244
  Federal  income taxes payable                           49,213        106,251
                                                    ------------   ------------
       Total current liabilities                       8,728,715      6,591,196

Long term liabilities
  Notes payable                                        2,580,918      2,552,068
  Capital lease obligations                                    0         49,368
                                                    ------------   ------------
     Total long term liabilities                       2,580,918      2,601,436
                                                    ------------   ------------
Commitments and Contingencies

Stockholders' equity
  Preferred Stock, $.01 par value, 1,000  shares
   authorized, 0 shares issued and outstanding              --             --
  Common stock, $.0001 par value,  20,000,000
   shares authorized, 6,045,717 and 5,965,061
   (post-split) shares issued and outstanding                605            596
  Paid-In capital                                     22,812,110     22,666,965
  Accumulated deficit                                (16,441,162)   (10,660,952)
                                                    ------------   ------------
                                                       6,371,553     12,006,609
Cost of Treasury Stock                                  (480,566)      (480,566)
                                                    ------------   ------------
       Total stockholders' equity                      5,890,987     11,526,043
                                                    ------------   ------------
       Total liabilities and stockholders' equity   $ 17,200,619   $ 20,718,675
                                                    ============   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                           (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                          Quarter Ended   Six-Months    Quarter Ended   Six-Months
                                           December 31    December 31    December 31    December 31
                                               1997           1997           1996           1996
                                           ------------   ------------   ------------   ------------
Revenue:
 Oil sales                                 $    120,000   $    240,000   $    201,952   $    443,306
 Gas sales                                       80,000        160,000        147,652        326,131
                                           ------------   ------------   ------------   ------------
    Total oil and gas sales                     200,000        400,000        349,604        769,437

 Contract revenue                             3,894,798     14,550,099      2,877,350      6,855,702
 Well operating income                            8,522         17,044          9,712         20,432
 Rental income                                   23,389         45,447         40,003         77,370
 Software Sales                                 112,417        123,422         45,051         95,537
                                           ------------   ------------   ------------   ------------
    Total revenue                             4,239,125     15,136,011      3,321,720      7,818,478
                                           ------------   ------------   ------------   ------------
Costs and Operating Expenses:
 Lease operating                                180,344        380,687        132,528        300,466
 Cost of contract revenue                     2,858,027     12,086,598      1,759,110      4,681,950
 General and administrative:                    454,652        980,712        787,617      1,538,898
 Depreciation, depletion and amortization       167,020        335,091        190,881        397,994
                                           ------------   ------------   ------------   ------------
     Total costs and operating expenses       3,660,044     13,783,088      2,870,136      6,919,308
                                           ------------   ------------   ------------   ------------
    Income from Operations                      579,082      1,352,924        451,584        899,170
                                           ------------   ------------   ------------   ------------
Other income (expense):
 Other  income                                   12,455         15,174         14,796         19,966
 Interest expense                              (222,066)      (456,632)      (227,788)      (471,400)
                                           ------------   ------------   ------------   ------------
    Total other income (expense)               (209,611)      (441,458)      (212,992)      (451,434)
                                           ------------   ------------   ------------   ------------
    Income before income taxes                  369,471        911,465        238,592        447,736
                                           ------------   ------------   ------------   ------------
         Income tax benefit                        --             --             --             --
                                           ------------   ------------   ------------   ------------
    Net Income                             $    369,471   $    911,465   $    238,592   $    447,736
                                           ============   ============   ============   ============
Accumulated deficit, beginning of period    (16,810,633)   (17,352,628)   (10,899,544)   (11,108,688)
                                           ============   ============   ============   ============
Accumulated deficit, end of period         $(16,441,163)  $(16,441,163)  $(10,660,952)  $(10,660,952)
                                           ============   ============   ============   ============
    Net Income per share                   $       0.06   $       0.15   $       0.04   $       0.08
                                           ============   ============   ============   ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                              (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
                                                             Quarter Ended   Six-Months Ended   Quarter Ended  Six-Months Ended
                                                               December 31      December 31      December 31      December 31
                                                                  1997             1997             1996             1996
                                                               ----------       ----------       ----------       ----------
Cash flows from operating activities
 Net Income (loss)                                             $  369,471          911,465       $  238,592          447,736
 Adjustments to reconcile net income/loss to net cash
   (used in) provided by operating activities:
   Depreciation, depletion and amortization                       167,020          335,091          190,881          397,994
   Other noncash transactions                                      12,051           24,104          103,080          235,563
   Decrease (Increase)  in assets:
      Accounts receivable                                         395,402       (1,084,137)         362,496         (568,613)
      Costs and estimated earning in excess
           of billings on uncompleted contracts                     1,434         (226,345)          52,336       (1,346,386)
      Inventories                                                (248,253)        (868,466)        (413,008)         193,066
      Other assets and liabilities                                  3,900          (15,957)          11,837          (79,163)
   (Decrease)  Increase  in liabilities
      Accounts payable                                            (20,297)       1,265,231         (423,100)          17,122
      Accrued expenses                                           (839,408)        (181,688)        (364,735)         (51,990)
      Federal income tax payable                                    8,333           16,666            8,333            8,333
      Receivable due from/payable due to Integrated, net          (29,279)         (47,090)         189,512          228,562
                                                               ----------       ----------       ----------       ----------
       Net cash provided by (used in) operating activities       (179,626)         128,874          (43,776)        (517,776)
                                                               ----------       ----------       ----------       ----------
Cash flows from investing activities
  Purchases of equipment, well workovers and recompletions        (43,260)         (72,089)         (29,951)        (103,833)
                                                               ----------       ----------       ----------       ----------
       Net cash (used in) provided by investing activities        (43,260)         (72,089)         (29,951)        (103,833)
                                                               ----------       ----------       ----------       ----------
Cash flows from financing activities
    Net proceeds from note payable                                 25,000           39,414             --               --
    Net proceeds from issuance of common stock                       --               --               --            856,665
    Principal payments on notes payable and capital
     lease obligations                                             (5,182)         (86,229)        (381,799)        (826,736)
                                                               ----------       ----------       ----------       ----------
      Net cash flows provided by (used in)
         financing activities                                      19,818          (46,815)        (381,799)          29,929
                                                               ----------       ----------       ----------       ----------
Net increase (decrease) in cash and cash equivalents             (203,068)           9,970         (455,526)        (591,680)
                                                               ----------       ----------       ----------       ----------
Cash and cash equivalents at beginning of period                  254,978           41,939          761,929          898,083
                                                               ----------       ----------       ----------       ----------
Cash and cash equivalents at end of period                     $   51,910           51,910       $  306,403          306,403
                                                               ==========       ==========       ==========       ==========

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

Deferred financing and bond issuance costs

Costs incurred in conjunction with obtaining financing (including costs associated with the issuance of bonds) are amortized using the straight-line method over the term of the related financing agreement or bond. Bond issuance costs at December 31, 1997 and 1996 are stated net of accumulated amortization of $402,121 and $269,189, respectively.

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

Rental revenue

The Company leases certain gas plants and separators to customers under short term leases which are accounted for as operating leases. At December 31, 1997 and 1996, there are no significant future minimum rentals to be received under these noncancelable operating leases.

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Net loss per share

Net loss per share of common stock is based upon the weighted average number of shares of common stock outstanding (5,904,086 and 5,823,430 at December 31, 1997 and 1996, respectively). The Company's common stock equivalents, which consist of outstanding warrants to purchase the Company's common stock, are not considered in the net income per share calculation since their effect is anti-dilutive.

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

At the time of purchase, IPS' liabilities exceeded the value of its assets by $853,208, which when added to the $1,800,000 value assigned to the shares of common stock issued resulted in goodwill of $2,653,208 being recorded. Based on the results of operations for IPS since its acquisition, management has determined that the unamortized goodwill at June 30, 1997 of $2,417,368 had no future benefit. Accordingly, at June 30, 1997 the balance of the unamortized goodwill was written-off as a charge against income from operations. Amortization of goodwill of $147,400 is recorded as of December 31, 1996.

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

6. Property, Plant and Equipment, Net

Significant components comprising property, plant and equipment at December 31 include the following:

                                        1997           1996
                                    ------------   ------------
Oil & gas properties:
    Leasehold costs                 $  7,495,916   $  7,495,916
    Lease well & equipment             1,845,508      1,845.508
    Intangibles                        1,904,925      1,904,925
    Property, plant & equipment          484,181        484,181
    Other                                 80,632         80,632
                                    ------------   ------------
                                      11,811,162     11,811,162
                                    ------------   ------------
Other property, plant & equipment
    Land                                 185,413        185,413
    Buildings & improvements             362,747        360,019
    Machinery & equipment                347,785        327,135
    Vehicles                             176,335        237,896
    Furniture, fixtures & software       200,287        200,010
                                    ------------   ------------
                                       1,272,567      1,310,473
                                    ------------   ------------
Accumulated depreciation,
depletion and amortization            (5,303,210)    (4,804,807)
                                    ------------   ------------
Property, plant and equipment, net  $  7,780,519   $  8,316,827
                                    ============   ============

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Depreciation, depletion and amortization of oil and gas properties, and depreciation of other property, plant and equipment for the periods ended December 31 are as follows:

                                        1997           1996
                                    ------------   ------------

Oil and gas properties              $    256,800   $    232,416
Other property, plant and equipment       73,291         77,138
                                    ------------   ------------
                                    $    330,091   $    309,554
                                    ============   ============

7. Debt and Capital Lease Obligations

Debt

Notes payable and long-term debt includes the following at December 31:

                                                      1997              1996
                                                   ----------        ----------
Bond payable, dated May 1995, with interest
at 10% per annum, requiring semi-annual
interest payments through maturity on
February 28, 1998. The bond is secured by the
assets of KEMCO. As incentive to the note
holders for extending the original maturity
date of the note from May 1, 1997, interest
was increased by 4% per annum from May 1,
1997 through maturity.                             $2,920,000        $2,920,000


Secured notes payable, dated December 1994,
with a face value of $2,500,000 issued at
$750,000 discount. The notes bear interest at
9% per annum with an effective interest rate
of 15% per annum. Semi-annual interest
payments of $112,500 are required through
maturity in January 2010. The notes are
secured by certain gas plants and equipment
and a guarantee of the Company.                     1,803,851         1,784,351

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                      1997              1996
                                                   ----------        ----------
Secured notes payable, dated
September 1994, with a face value of
$1,400,000 issued at a $699,500 discount. The
notes bear interest at 6% per annum payable
semi-annually with an effective interest rate
of 14.02% per annum. Annual principal
payments of $140,000 are required beginning
in August 2005 through maturity in August
2009. The notes are secured by certain oil
and gas properties owned by the Company.              751,468           732,764


12% convertible notes, dated October 1994,
convertible at maturity into shares of the
Company's common stock at $5.00 per share.
During 1995, $125,000 of these notes matured
and were converted into 25,000 shares of the
Company's common stock. Upon the conversion,
an additional 3,000 shares of the Company's
common stock was issued as consideration for
accrued interest expense through the date of
conversion totaling $15,000. The remainder of
the notes and accrued interest totaling
$20,542 were converted into 80,656 shares of
common stock in March 1997. The notes were
secured by certain oil and gas properties
owned by the Company.                                    --             125,000

Secured note payable dated January 1996, with
interest at 9% per annum. Interest and
principal of $1,271 are due monthly through
January 2000. The note is secured with
certain equipment owned by the Company.                28,174            40,925

Unsecured non-interest bearing note payable
dated March 1996 payable in monthly
installments of $43,599 through maturity on
December 15, 1996. Subsequent to its maturity
the note bears interest at 10% per annum.             174,000           174,000

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                      1997              1996
                                                   ----------        ----------
Secured note payable dated February 1996,
with interest at 12% per annum from inception
through February 1, 1997. From February 2,
1997 through August 31, 1997, interest
charged increased to 18% per annum. Interest
from September 1, 1997 to maturity is at 12%
per annum Principal and interest are due at
maturity on February 1, 1998. The note is
secured by a certain gas plant owned by the
Company.                                              275,000           600,000

Secured note payable dated September 1997,
with interest at 8.5% per annum. Interest and
principal of $356 are due monthly through
September 2001. The note is secured with
certain equipment owned by the Company.                113,478             --

Various unsecured notes payable, bearing
interest of 4.5% to 12% per annum. The
interest and principal are due at various
maturity dates through May 1997 (see Note 8)
and July 1998.                                        167,500           160,056
                                                   ----------        ----------
Total debt outstanding                              6,133,471         6,537,096

Less: current portion                               3,552,553         3,985,028
                                                   ----------        ----------
Long-term debt                                     $2,580,918        $2,552,068
                                                   ==========        ==========

As of December 31, 1997, maturities and scheduled payments for the next five years and thereafter are: $3,552,553 in 1998, $17,541 in 1999, $8,732 in 2000,
$4,074 in 2001, and the remainder after year 2001.

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

Capital lease obligations as of December 31 consist of the following:

                                           1997       1996
                                         --------  ---------

Total future minimum lease payments      $   --    $ 73,352
Less:  amounts representing interest         --       8,824
                                         --------  ---------
Present value of minimum lease payments  $   --    $ 64,528
                                         ========  =========

The obligations under capital lease mature as follows: $0 in fiscal 1998.

8. Commitments and Contingencies

Minimum Rental Commitments

The Company has several noncancelable operating leases, primarily for yard and office equipment, that expire over the next five years. These leases generally are for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance.

Legal Matters

As of December 31, 1997, the Company was involved in various litigation matters which it considers to be in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the claims either lack merit, or the potential liability, if any, upon the ultimate disposition of these lawsuits will not have a material effect on the Company's financial position or results of operations.

The Company, together with Integrated, Jerry Swon and Bruce Deichl, was named as a defendant in a lawsuit commenced by three investors in two oil and gas partnerships sponsored by Integrated. Management has determined that the costs of defending this suit combined with the potential cost if the plaintiff's were successful, dictated that a settlement be negotiated. A verbal agreement has been reached to settle this cause of action for 350,000 shares of the Company's common stock and a warrant to purchase an additional 350,000 shares of the Company's common

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

stock at $1.00 per share. At December 31, 1997 the Company has a reserve recorded in the amount of $175,000 for the cost of this settlement.

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

In October 1997 the Company filed suit against one of its customers for the collection of outstanding receivables due the Company. As of February 10, 1998 the uncollected balance was $870,079. The customer has filed a declaratory judgment action on this matter.

9. Outstanding Warrants

Warrants outstanding as of December 31, 1997 entitling the holders to purchase shares of the Company's common stock are summarized as follows:

Date of Issuance   Number of Shares     Exercise Price/Share     Expiration Date
----------------   ----------------     --------------------     ---------------

June 1995                50,000                 2.90              February 1998
November 1995            20,000                 5.00              November 1998
February 1996            25,000                 4.00               January 1999
May 1996                 20,000                 3.75                 June 1998
May 1996                100,000                 3.75                 June 1999
May 1996                 15,000                 4.00               January 1998
May 1996                100,000                 4.50                March 2001
May 1996                200,000                 2.625                July 1999

The Company has sufficient shares authorized but not issued for use in the event these warrants are exercised.

10. Transactions with Related Parties

Related Party Ownership Interests

A director of the Company, together with its present chairman of the board own or control 6.07% of the Company's common stock as of December 31, 1997.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Receivables from Related Parties/Affiliated Company

Integrated and the Company previously had an agreement by which the associated receivables and payables were permitted to be netted. At December 31, 1997 and 1996, the Company has a net receivable due from Integrated of $54,033 and $7,853, respectively.

As part of its ongoing operations, KEMCO conducts business with Atascosa Electric Services ("AES"), an entity which is owned and controlled by the family of Deral Knight, CEO, who is also Chairman of the Board of Directors and a stockholder of the Company. At December 31, 1997 and 1996 the Company owed AES $30,603 and $39,698, respectively, which is included in accounts payable.

At December 31, 1997 and 1996, respectively, there was $51,485 and $43,531 payable due to Deral Knight. These amounts represent unreimbursed travel and other business expenses incurred in the normal course of business and include $13,193 of accrued interest payable at December 31, 1997 and 1996.

Under the provisions of the agreement whereby the Company acquired Deral Knight's stock in KEMCO, Deral Knight has agreed to return to the Company, Concord Energy Incorporated common stock valued at $6.25 per share to the extent that Deral Knight owed money to the Company at June 30, 1995. Accordingly, in liquidation of the receivable balance, 17,130 shares of Company common stock issued to Deral Knight as part of the purchase price of his KEMCO stock are reflected as having been returned to the Company and are recorded as treasury stock at December 31, 1997 and 1996.

Other Payables to Related Parties

At December 31, 1997 and 1996, $269,733 and $262,240, respectively, is reflected as owed to Richard D. Barden, the former president of IPS, and his wife June Barden (see Note 8). The balance generally consists of accrued compensation and expense reimbursements due to them and is included in accrued expenses in the accompanying balance sheet.

Notes Payable to Stockholders

At December 31, 1996, Notes Payable to stockholders, which bear interest of 6% per annum, were payable to Deral Knight. Interest expense incurred on notes which matured and were paid in October 1996 totaled $4,120 for the six months ended December 31, 1996. At December 31, 1997 a new note payable to Deral Knight in the amount of $25,000 is included in short term debt.

Additionally,  the additional  $142,500  recorded as various  unsecured notes at
Note 7 as of December 31, 1997 and the $160,056 recorded as various unsecured notes at December 31, 1996 represent notes payable to former stockholders of IPS who became stockholders of the Company when the Company acquired IPS.

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

Acquisition of IPS

In March 1996, the Company acquired IPS. Included among the individuals acquiring Company shares, in connection with the acquisition of IPS, are ten individuals who received 45% of the Concord stock issued as consideration for IPS. Of these individuals, eight have made investments in the past in other ventures in which Mr. Swon, Tucker, Integrated and/or KEMCO had an interest, and eight of which had owned stock in the Company. Included with the acquisition of IPS was a $300,000 liability from IPS to Tucker, for funds previously advanced to IPS from Tucker. This $300,000 was applied to, and is included in the net receivable balance due from Integrated to the Company at December 31, 1996 (see
Note 8).

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

In accordance with the provisions of the Management Agreement, the Company was also entitled to a percentage of all syndicated retail partnership gross sales made by Integrated. For the six months ended December 31, 1996 the Company recorded $0 of syndication income from Integrated.

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

Royalty Agreement

In March, 1992 IPS entered into a royalty agreement with its former president, Richard D. Barden, for any related oil and gas industry applications developed from the original idea of developing a set of proprietary software programs. Royalties under this agreement are calculated as follows: 1% of the first $1,500,000 of gross revenue, and 5% of gross revenue thereafter. Royalty expense under the terms of this agreement were $1,234 and $955 for the six months ended December 31, 1997 and 1996, respectively. The agreement expires December 31, 2015.

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

11. Going Concern

For the fiscal years ended June 30, 1997 and 1996, the Company incurred net losses and negative cash flow from operations. In October 1997 the Company become involved in a dispute over the completion of a significant contract which has delayed collection of a significant account receivable (see Note 8). As a result of these conditions, the Company has had difficulties

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

meeting its current obligations as they come due. Additionally, the Company has notes payable of $2,920,000 maturing on February 28, 1998, for which it must either negotiate an extension or secure other long-term debt or equity financing. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is currently attempting to secure long-term financing secured by a portion of the Company's inventory of plants to replace the notes that mature on February 28, 1998. During the six months ended December 31, 1997 the Company reported net income of $911,466 and positive cash flow from operations of $128,876. Additionally, at December 31, 1997 KEMCO had work in progress with $1,795,154 in revenues remaining to be earned. Through February 10, 1998 KEMCO had obtained commitments for additional contracts with future revenues of $1,042,000 for a total backlog at February 10, 1998 of $2,837,154. The Company's ability to continue as a going concern is dependent on its obtaining financing to replace its maturing debt, meeting its profit estimates on contracts and achieving profitable operations and sufficient positive cash flow from operations to meet its obligations.