Form 10QSB
period 1998-03-31
CONCORD ENERGY INC
filed 1998-05-15
CIK 796334

Form 10-QSB -- Quarterly or Transitional Report

(Mark One)
   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     At March 31, 1998, the outstanding common equity of Concord Energy Incorporated comprised 6,045,745 shares of common stock, $.0001 par value.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following financial statements are filed as part of this report:

                                                                        Pages
                                                                        -----
Consolidated Balance Sheet (Unaudited),
    March 31, 1998 and 1997                                              F-1

Consolidated Statements of Operations and
    Accumulated Deficit (Unaudited)
    Three and Nine Months Ended March 31, 1998,  and 1997                F-2

Consolidated Statements of Cash Flows (Unaudited),
    Three and Nine Months Ended March 31, 1998,  and 1997                F-3

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

     In March, 1996, the Company acquired Integrated Petroleum Systems Corporation ("IPS"), which developed a unique, proprietary software used to collect, process and transmit data relative to petroleum production and processing operations. Results of Operations

     The Company's revenues are primarily derived through its KEMCO subsidiary from the engineering, manufacturing, construction and leasing of gas processing equipment. The Company also realizes revenue through the sale of oil and gas, well operations and the sale of oil and gas data gathering software developed by IPS. During the nine months ended March 31, 1998 the Company reported total revenues of $18,835,485. Contract revenues during the nine month period were $18,003,486. Rental income for the nine month period was $93,105. The Company's oil sales during the nine month period were $358,114 while gas sales totaled

$165,767. The Company reported revenue from software sales of $189,448 and well operating income of $25,566 during the nine month period ended March 31, 1998. By comparison, during the nine months ended March 31, 1997 the Company reported total revenues of $11,901,677, including contract revenues of $10,395,544, rental income of $164,664, oil sales of $666,607, gas sales of $489,308, software sales of $155,174 and well operating income of $30,380.

     Total revenues increased by $6,933,808 during the nine months ended March 31, 1998 compared to the nine month period ended March 31, 1997. This increase is primarily due to the increase in contract revenues of $7,607,942.

     Total costs and operating expenses during the nine months ended March 31, 1998 were $19,920,421, an increase of $9,224,421 from the nine month period ended March 31, 1997, and is primarily the result of an increase in the cost of contract revenue associated with the increase in contract revenues. This substantial increase is the result of the Company's obtaining a variety of larger contracts compared to contracts obtained in prior periods.

     Cost of contract revenue during the period was $17,675,464. Cost of contract revenue as a percentage of contract revenue was approximately 98%. In comparison, during the nine month period ended March 31, 1997 total costs and operating expenses were $10,696,000, costs of contract revenue were $7,484,171
and  cost  of  contract   revenue  as  a  percentage  of  contract  revenue  was
approximately 72%. The increase in cost of contract revenue of $10,191,293 is primarily the result of the increase in contract revenues.

     During  the  nine  month   period   ended  March  31,   1998   general  and
administrative expenses were $1,524,950. During the nine month period ended March 31, 1997, the Company's total general and administrative expenses were $2,041,371, which includes costs of $354,636 associated with the winding down of the Company's New Jersey and Houston office's and staff.

     Depreciation, depletion and amortization expenses during the nine month period ended March 31, 1998 were $337,919. During the nine month period ended March 31, 1997 these expenses were $662,823. The decrease of $324,904 is primarily due to the elimination of amortization of IPS' goodwill which in the nine month period ended March 31, 1997 totaled $132,660 as well as a reduction in production of Oil and Gas .

     Interest expense for the nine month period ended March 31, 1998 was $679,965. During the nine month period ended March 31, 1997 interest expense was $728,426.

     For the nine month period ended March 31, 1998 the Company reported a net loss of $1,742,467. For the nine month period ended March 31, 1997 the Company reported a net income of $507,736. The decrease of $2,250,203 for the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997, primarily resulted from the inclusion at March 31, 1998 of an estimated loss on a certain construction project which the Company was unable to complete due to cash flow problems. The Company has established a reserve of $1,500,000 for costs that the customer will incur to complete this project. During the three months ended March 31, 1998 the Company reported a net loss of $2,653,932. The net loss was primarily the result of an increase in the estimated cost of contract revenue associated with certain contracts which were in progress at December 31, 1997 and includes the construction project previously discussed. The Company had underestimated the total cost required to complete these contracts.

Liquidity and Capital Resources

     As of March 31, 1998 and 1997, the Company reported a negative working capital of $2,187,146 and $3,451,453, respectively, resulting in a decrease of $5,638,599. This decrease in 1998 is the result of an increase in current assets of $295,246 and an increase in current liabilities of $5,933,805. The increase in current liabilities primarily resulted from an increase in accounts payable and accrued expenses of $6,170,458.

     During the nine months ended March 31, 1998, cash provided in operating activities was $277,843, representing an increase of $780,189 from the nine months ended March 31, 1997. This increase primarily resulted from the combination of the increased accounts payable and accrued expenses, decreased inventories, increased net loss and increase in accounts receivables.

     Management notes that the accompanying financial statements have been prepared with the assumption that the Company will continue as a going concern. As discussed in Note 11 of the financial statements, the Company has suffered recurring losses and negative cash flows from operations in the nine months ended March 31, 1998 and prior fiscal years, as well as significant debt maturing in the near future.

     On February 27, 1998, the Company executed a Direction, Instruction and Consent to Forbearance by Trustee, by which $2,920,000 of debt which was due February 27, 1998, was made due and made payable on or before February 27, 1999. The Company has been attempting to secure long-term financing to replace the notes that are payable on or before February 27, 1999; however, there are no current commitments to refinance this indebtedness. Due to insufficient working capital, the Company was unable to make the semi-annual interest payment on the notes of $146,000 which was due on May 1, 1998. The nonpayment of the interest resulted in an event of default under the terms of the note agreement; which provides that the noteholders or the related Trustee may declare the $2,920,000 principal of and all accrued interest on the notes to be due and payable immediately, although the noteholders have not yet made such a declaration. The failure by the Company to pay the interest on the $2,920,000 constitutes an event of default under other debt agreements which may result in an additional $2,564,870 principal amount of indebtedness to be declared due and payable immediately by the holders of such indebtedness. Upon an event of default, the noteholders or the related Trustee may pursue any remedy by proceeding at law or in equity to collect the indebtedness which remedies may include foreclosure of the pledged assets and almost all of the Company's assets are pledged to secure the $5,484,870 of principal indebtedness of the Company.

     As a result of the Company's cash flow problems, the Company was unable to complete a significant construction contract which has resulted in the establishment of a $1,500,000 accrual for potential additional costs, that the customer may incur to complete the contract.

     Additionally, the Company is currently involved in numerous lawsuits as a result of it's inability to meet its financial obligations to various vendors who have supplied materials and or services to the Company, which lawsuits collectively claim that the Company owes such vendors potentially $2,000,000. The Company has been working to satisfy these obligations by obtaining additional financing for working capital; however, there are no current commitments to improve the Company's working capital.

     The Company's ability to meets its current financial commitments is dependent on the Company obtaining additional financing. Although the Company is investigating various sources of financing, the Company presently has no commitment for additional financing and there can be no assurance that the Company will be successful in obtaining any additional financing. If the Company is unable to obtain additional financing as needed, it would consider, among other alternatives, the sale of unencumbered assets as well as other strategic alternatives in an effort to meet its financial requirements. In view of the current liquidity problems of the Company, any investment in the common stock of the Company should be considered highly speculative.

Capital Expenditures and Commitments

     During the nine months ended March 31, 1998, the Company incurred capital expenditures of $83,384. These capital expenditures primarily consisted of equipment purchases by KEMCO.

Forward Looking  Information

All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and objectives of management for future operations are forward-looking statements that involve risks and uncertainties. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are made in reliance on the "safe harbor" protection provided under the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from the Company's expectations include, among other, the following: (i) market dynamics, (ii) regulatory changes, (iii) competition and other economic conditions and (iv) actions of the Company's lenders, vendors and other third parties over whom the Company has no control. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     As of March 31, 1998, the Company was involved in various litigation matters, many of which are as a result of its inability to meet its financial obligations to various vendors who have supplied materials and/or services to the Company. The total amount of these claims is potentially in excess of $2,000,000. These litigation's include, but are not limited to, the following:

a)  In the State Court of Cobb County, State of Georgia
    Filed April 3, 1998
    Trism Specialized Carriers, Inc. v. KEMCO, Inc. and Shell Oil Company $548,720.90

b)  In the 347th Judicial District Court, Nueces County, Texas
    Received April 7, 1998
    Industrial Piping Specialists, Inc. vs. Knight Equipment & Mfg. Corp. $30,241.17

c)  In the District Court of Okmulgee County Oklahoma
    April 23, 1998
    The Pump & Motor Works, Inc. vs. Knight Equipment & Manufacturing Corporation d/b/a KEMCO
    $19,059.73

d)  In the 49th Judicial District Court, Zapata County, Texas
    Received April 29, 1998
    Raymond E. Rabalais, Inc. d/b/a Rabalais Electrical Constructors v. Knight Equipment & Manufacturing Corporation, d/b/a KEMCO, Concord Energy Incorporated, and Concord Energy, Inc.
    $158,144.61

e)  In the 49th Judicial District Court, Zapata County, Texas
    Received April 29, 1998
    H  &  S  Constructors,   Inc.  v.  Knight   Equipment  &  Manufacturing
    Corporation, d/b/a KEMCO, Concord Energy Incorporated, and Concord Energy, Inc.
    $337,349.73

Item 5.  Other Information

     On May 11, 1998, Craig Stewart resigned from the Board of Directors, effective immediately.

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

b)  Reports on Form 8-K

     A current report on Form 8-K was filed on March 3, 1998, regarding the execution of the Direction, Instruction and Consent to Forbearance by Trustee, by which $2,920,000 of debt which was due February 27, 1998, became payable on or before February 27, 1999.

--------------------
*   Previously filed

                                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CONCORD ENERGY INCORPORATED
                                     (Registrant)

Dated: May 15, 1998                  s\ Deral Knight
                                     --------------------------------------
                                     Deral Knight
                                     President, Chief Executive Officer
                                     and Chairman of the Board of Directors

Dated: May 15, 1998                  s\ Scott Kalish
                                     --------------------------------------
                                     Scott Kalish
                                     Treasurer (Principal Accounting Officer)

Concord Energy Incorporated and Subsidiaries

Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                   (Unaudited)      (Unaudited)
                                                     March 31        March 31
                                                       1998            1997
Assets

Current assets
   Cash and cash equivalents                       $    254,954    $    109,380
   Costs and estimated earnings in excess
     of billings on uncompleted contracts, net        1,221,609       2,512,131
   Accounts receivable, net of allowance for
     doubtful accounts of $24,604 and $132,930        1,685,792       1,524,566
   Receivable due from Integrated, net                   19,468            --
   Inventories                                        7,123,016       5,894,470
   Prepaid expenses and other assets                    100,721          69,806
                                                   ------------    ------------

       Total current assets                          10,405,559      10,110,353

Property, plant and equipment, net                    7,789,077       8,115,893
Goodwill, net                                              --         2,461,588
Bond issuance costs, net                                187,390         210,070
Other assets                                             35,000          50,000
                                                   ------------    ------------
       Total assets                                $ 18,417,026    $ 20,947,904
                                                   ============    ============

Liabilities and Stockholders' Equity

Current liabilities
   Current portion of long-term debt               $  3,621,127    $  3,842,472
   Current portion of capital lease obligations            --             8,566
   Accounts payable                                   4,849,139       1,620,015
   Accrued expenses                                   4,064,960       1,123,626
   Payable due to Integrated, net                          --            35,099
   Federal  income taxes payable                         57,480          29,122
                                                   ------------    ------------

       Total current liabilities                     12,592,705       6,658,900

Long term liabilities
  Notes payable                                       2,587,266       2,557,807
  Capital lease obligations                                --              --
                                                   ------------    ------------
       Total long term liabilities                    2,587,266       2,557,807
                                                   ------------    ------------

Commitments and Contingencies

Stockholders' equity
   Preferred Stock, $.01 par value, 1,000  shares
     authorized, 0 shares issued and outstanding           --              --
   Common stock, $.0001 par value, 20,000,000
     shares authorized, 6,045,717 and 5,965,061
    (post-split) shares issued and outstanding              605             605
   Paid-In capital                                   22,812,110      22,812,110
   Accumulated deficit                              (19,095,094)    (10,600,952)
                                                   ------------    ------------
                                                      3,717,621      12,211,763
Cost of Treasury Stock                                 (480,566)       (480,566)
                                                   ------------    ------------
       Total stockholders' equity                     3,237,055      11,731,197
                                                   ------------    ------------
       Total liabilities and stockholders'
         equity                                    $ 18,417,026    $ 20,947,904
                                                   ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Concord Energy Incorporated and Subsidiaries

Consolidated Statements of Operations
--------------------------------------------------------------------------------


                                             (Unaudited)      (Unaudited)     (Unaudited)    (Unaudited)
                                             Quarter Ended    Nine-Months    Quarter Ended   Nine-Months
                                               March 31        March 31        March 31        March 31
                                                 1998            1998            1997            1997
Revenue:
  Oil sales                                  $    118,114    $    358,114    $    223,302    $    666,607
  Gas sales                                         5,767         165,767         163,177         489,308
                                             ------------    ------------    ------------    ------------
     Total oil and gas sales                      123,881         523,881         386,479       1,155,915

  Contract revenue                              3,453,387      18,003,486       3,539,842      10,395,544
  Well operating income                             8,522          25,566           9,945          30,380
  Rental income                                    47,658          93,105          87,294         164,664
  Software Sales                                   66,025         189,448          59,638         155,174
                                             ------------    ------------    ------------    ------------
     Total revenue                              3,699,474      18,835,485       4,083,198      11,901,677
                                             ------------    ------------    ------------    ------------

Costs and Operating Expenses:
  Lease operating                                   1,400         382,087         207,169         507,635
  Cost of contract revenue                      5,588,866      17,675,464       2,802,221       7,484,171
  General and administrative:                     544,238       1,524,950         502,473       2,041,371
  Depreciation, depletion and amortization          2,829         337,919         264,829         662,823
                                             ------------    ------------    ------------    ------------
      Total costs and operating expenses        6,137,333      19,920,421       3,776,692      10,696,000
                                             ------------    ------------    ------------    ------------
     Income (loss) from Operations             (2,437,859)     (1,084,935)        306,506       1,205,677
                                             ------------    ------------    ------------    ------------

Other income (expense):
  Other income                                      7,261          22,435          10,519          30,485
  Interest expense                               (223,334)       (679,965)       (257,026)       (728,426)
                                             ------------    ------------    ------------    ------------
     Total other income (expense)                (216,072)       (657,530)       (246,507)       (697,941)
                                             ------------    ------------    ------------    ------------
     Income (loss) before income taxes         (2,653,932)     (1,742,467)         59,999         507,736
                                             ------------    ------------    ------------    ------------
          Income tax benefit                         --              --              --              -
                                             ------------    ------------    ------------    ------------
     Net Income (loss)                       $ (2,653,932)   $ (1,742,467)   $     59,999    $    507,736
                                             ============    ============    ============    ============
Accumulated deficit, beginning of period      (16,441,163)    (17,352,628)    (10,660,951)    (11,108,688)
                                             ============    ============    ============    ============
Accumulated deficit, end of period           $(19,095,095)   $(19,095,095)   $(10,600,952)   $(10,600,952)
                                             ============    ============    ============    ============
     Net Income (loss) per share             $      (0.45)   $      (0.30)   $       0.01    $       0.09
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

Concord Energy Incorporated and Subsidiaries

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                 Unaudited)      (Unaudited)      (Unaudited)        (Unaudited)
                                               Quarter Ended  Nine-Months Ended  Quarter Ended    Nine-Months Ended
                                                  March 31        March 31          March 31          March 31
                                                   1998             1998              1997               1997
Cash flows from operating activities
  Net Income (loss)                             $(2,653,932)    $(1,742,467)      $    59,999       $   507,736
  Adjustments to reconcile net
    income/loss to net cash
    (used in) provided by operating activities:
  Depreciation, depletion and amortization            2,829         337,919           264,829           662,823
  Other noncash transactions                          3,487          27,591           186,654           422,217
  Decrease (Increase)  in assets:
    Accounts receivable                             110,200        (973,937)          303,832          (264,781)
    Costs and estimated earning in excess
      of billings on uncompleted contracts         (589,028)       (815,373)       (1,048,650)       (2,395,036)
    Receivable due from affiliated company             --              --               7,853           236,415
    Inventories                                    (528,708)     (1,397,173)           (5,563)          187,503
    Other assets and liabilities                    (27,994)        (43,951)           29,622           (49,542)
  (Decrease)  Increase  in liabilities
    Accounts payable                              1,444,784       2,710,014           270,502           287,624
    Accrued expenses                              2,344,498       2,162,810           (11,618)          (63,608)
    Federal income tax payable                        8,267          24,933           (77,129)          (68,796)
    Receivable due from/payable due to
      Integrated, net                                34,565         (12,524)           35,099            35,099
                                                -----------     -----------       -----------       -----------

    Net cash provided by (used in)
      operating activities                          148,968         277,843            15,430          (502,346)
                                                -----------     -----------       -----------       -----------

Cash flows from investing activities
  Purchases of equipment, well workovers
    and recompletions                               (11,295)        (83,384)          (19,674)         (123,507)
                                                -----------     -----------       -----------       -----------
  Net cash (used in) provided by
    investing activities                            (11,295)        (83,384)          (19,674)         (123,507)
                                                -----------     -----------       -----------       -----------

Cash flows from financing activities
  Net proceeds from note payable                     70,000         109,414              --                --
  Net proceeds from issuance of common stock           --              --                --             856,665
  Principal payments on notes payable
    and capital lease obligations                    (4,629)        (90,858)         (192,779)       (1,019,515)
                                                -----------     -----------       -----------       -----------

  Net cash flows provided by (used in)
    financing activities                             65,371          18,556          (192,779)         (162,850)
                                                -----------     -----------       -----------       -----------

Net increase (decrease) in cash
  and cash equivalents                              203,044         213,015          (197,023)         (788,703)
                                                -----------     -----------       -----------       -----------

Cash and cash equivalents at
  beginning of period                                51,910          41,939           306,403           898,083
                                                -----------     -----------       -----------       -----------

Cash and cash equivalents at
  end of period                                 $   254,954     $   254,954       $   109,380       $   109,380
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

Deferred financing and bond issuance costs

Costs incurred in conjunction with obtaining financing (including costs associated with the issuance of bonds) are amortized using the straight-line method over the term of the related financing agreement or bond. Bond issuance costs at March 31, 1998 and 1997 are stated net of accumulated amortization of $383,371 and $310,691, respectively.

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

Rental revenue

The Company leases certain gas plants and separators to customers under short term leases which are accounted for as operating leases. At March 31, 1998 and 1997, there are no significant future minimum rentals to be received under these noncancelable operating leases.

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Net loss per share

Net loss per share of common stock is based upon the weighted average number of shares of common stock outstanding (5,904,086 and 5,960,366 at March 31, 1998 and 1997, respectively). The Company's common stock equivalents, which consist of outstanding warrants to purchase the Company's common stock, are not considered in the net income per share calculation since their effect is anti-dilutive.

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

At the time of purchase, IPS' liabilities exceeded the value of its assets by $853,208, which when added to the $1,800,000 value assigned to the shares of common stock issued resulted in goodwill of $2,653,208 being recorded. Based on the results of operations for IPS since its acquisition, management has determined that the unamortized goodwill at June 30, 1997 of $2,417,368 had no future benefit. Accordingly, at June 30, 1997 the balance of the unamortized goodwill was written-off as a charge against income from operations. Amortization of goodwill of $191,620 is recorded as of March 31, 1997.

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

6. Property, Plant and Equipment, Net

Significant components comprising property, plant and equipment at March 31 include the following:

                                                       1998           1997

Oil & gas properties:
   Leasehold costs                                 $  7,495,916    $  7,495,916
   Lease well & equipment                             1,845,508       1,845.508
   Intangibles                                        1,904,925       1,904,925
   Property, plant & equipment                          484,181         484,181
   Other                                                 80,632          81,131
                                                   ------------    ------------
                                                     11,811,162      11,811,661
                                                   ------------    ------------

Other property, plant & equipment
   Land                                                 185,413         185,413
   Buildings & improvements                             362,746         361,925
   Machinery & equipment                                358,646         338,136
   Vehicles                                             176,336         237,896
   Furniture, fixtures & software                       200,813         206,278
                                                   ------------    ------------
                                                      1,283,954       1,329,648
                                                   ------------    ------------
Accumulated depreciation,
depletion and amortization                           (5,306,039)     (5,025,416)
                                                   ------------    ------------
Property, plant and equipment, net                 $  7,789,077    $  8,115,893
                                                   ============    ============

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Depreciation, depletion and amortization of oil and gas properties, and depreciation of other property, plant and equipment for the periods ended March 31 are as follows:

                                                           1998          1997

Oil and gas properties                                   $220,635       $414,446
Other property, plant and equipment                       112,284        115,697
                                                         --------       --------
                                                         $332,919       $530,163
                                                         ========       ========

7.  Debt and Capital Lease Obligations

Debt

Notes payable and long-term debt includes the following at March 31:

                                                            1998          1997

Bond payable, dated May 1995, with interest at 10%
per annum, requiring semi-annual interest payments
through maturity on February 28, 1999. The bond is
secured by the assets of KEMCO. As incentive to
the note holders for extending the original
maturity date of the note from May 1, 1997,
interest was increased by 4% per annum from May 1,
1997 through maturity.                                   $2,920,000   $2,920,000

Secured notes payable, dated December 1994, with a
face value of $2,500,000 issued at $750,000
discount. The notes bear interest at 9% per annum
with an effective interest rate of 15% per annum.
Semi-annual interest payments of $112,500 are
required through maturity in January 2010. The
notes are secured by certain gas plants and
equipment and a guarantee of the Company.                 1,808,726    1,789,226

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                            1998          1997
Secured notes payable, dated September 1994, with
a face value of $1,400,000 issued at a $699,500
discount. The notes bear interest at 6% per annum
payable semi-annually with an effective interest
rate of 14.02% per annum. Annual principal
payments of $140,000 are required beginning in
August 2005 through maturity in August 2009. The
notes are secured by certain oil and gas
properties owned by the Company.                            756,144      737,440

Secured note payable dated January 1996, with
interest at 9% per annum. Interest and principal
of $1,271 are due monthly through January 2000.
The note is secured with certain equipment owned
by the Company.                                              24,361       37,113

Unsecured non-interest bearing note payable dated
March 1996 payable in monthly installments of
$43,599 through maturity on December 15, 1996.
Subsequent to its maturity the note bears interest
at 10% per annum.                                           174,000      174,000

Secured note payable dated February 1996, with
interest at 12% per annum from inception through
February 1, 1997. From February 2, 1997 through
August 31, 1997, interest charged increased to 18%
per annum. Interest from September 1, 1997 to
maturity is at 12% per annum Principal and
interest are due at maturity on February 1, 1998.
The note is secured by a certain gas plant owned
by the Company.                                             275,000      600,000

Secured note payable dated September 1997, with
interest at 8.5% per annum. Interest and principal
of $356 are due monthly through September 2001.
The note is secured with certain equipment owned
by the Company.                                              12,662         -

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                            1998         1997
Secured note payable dated January 1998, with
interest at 8% per annum. The note is secured with
certain receivables of the Company and a personnel
guarantee President, CEO and Chairman of the Board
of Directors, Deral Knigh.                                 70,000           --

Various unsecured notes payable, bearing interest
of 4.5% to 12% per annum. The interest and
principal are due at various maturity dates
through May 1997 (see Note 8) and July 1998.              167,500        142,500
                                                       ----------     ----------
Total debt outstanding                                  6,208,393      6,400,279

Less: current portion                                   3,621,127      3,842,472
                                                       ----------     ----------
Long-term debt                                         $2,587,266     $2,557,807
                                                       ==========     ==========

As of March 31, 1998, maturities and scheduled payments for the next five years and thereafter are: $3,621,127 in 1999, $12,520 in 2000, $6,311 in 2001, $3,565
in 2002, and the remainder after year 2002.

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Capital lease obligations as of March 31 consist of the following:

                                                             1998          1997

Total future minimum lease payments                         $  --         $9,000
Less:  amounts representing interest                           --            434
                                                            -------       ------
Present value of minimum lease payments                     $  --         $8,566
                                                            =======       ======

The obligations under capital lease mature as follows: $0 in 1999.

8. Commitments and Contingencies

Minimum Rental Commitments

The Company has several noncancelable operating leases, primarily for yard and office equipment, that expire over the next five years. These leases generally are for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance.

Legal Matters

As of March 31, 1998, the Company was involved in various litigation matters many of which are as a result of it's inability to meet its financial obligations to various vendors who have supplied materials and or services to the Company. The total amount of these claims is potentially in excess of $2,000,000.

The Company, together with Integrated, Jerry Swon and Bruce Deichl, was named as a defendant in a lawsuit commenced by three investors in two oil and gas partnerships sponsored by Integrated. Management has determined that the costs of defending this suit combined with the potential cost if the plaintiff's were successful, dictated that a settlement be negotiated. A verbal agreement has been reached to settle this cause of action for 350,000 shares of the Company's common stock and a warrant to purchase an additional 350,000 shares of the Company's common stock at $1.00 per share. At March 31, 1998 the Company has a reserve recorded in the amount of $175,000 for the cost of this settlement, however the settlement has not been completed.

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

In October 1997 the Company filed suit against one of its customers for the collection of outstanding receivables due the Company. As of May 10, 1998 the uncollected balance was $870,079. The customer has filed a declaratory judgment action on this matter.

9. Outstanding Warrants

Warrants outstanding as of March 31, 1998 entitling the holders to purchase shares of the Company's common stock are summarized as follows:

Date of Issuance   Number of Shares     Exercise Price/Share     Expiration Date

November 1995           20,000                  5.00              November 1998
February 1996           25,000                  4.00               January 1999
May 1996                20,000                  3.75                June 1998
May 1996               100,000                  3.75                June 1999
May 1996               100,000                  4.50                March 2001
May 1996               200,000                 2.625                July 1999

The Company has sufficient shares authorized but not issued for use in the event these warrants are exercised.

10. Transactions with Related Parties

Related Party Ownership Interests

A director of the Company, together with its present chairman of the board own or control 6.07% of the Company's common stock as of March 31, 1998.

Receivables from Related Parties/Affiliated Company

Integrated and the Company previously had an agreement by which the associated receivables and payables were permitted to be netted. At March 31, 1998 the Company has a net receivable due from Integrated of $19,469 and at March 31, 1997, the Company has a net payable due to Integrated of $35,099.

As part of its ongoing operations, KEMCO conducts business with Atascosa Electric Services ("AES"), an entity which is owned and controlled by the family of Deral Knight, CEO, who is also Chairman of the Board of Directors and a stockholder of the Company. At March 31, 1998 and 1997 the Company owed AES $17,784 and $6,863, respectively, which is included in accounts payable.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

At March 31, 1998 and 1997, respectively, there was $75,877 and $34,949 payable due to Deral Knight. These amounts represent unreimbursed travel and other business expenses incurred in the normal course of business and include $13,193 of accrued interest payable at March 31, 1998 and 1997.

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

Other Payables to Related Parties

At March 31, 1998 and 1997, $275,638 and $263,659, respectively, is reflected as owed to Richard D. Barden, the former president of IPS, and his wife June Barden (see Note 8). The balance generally consists of accrued compensation and expense reimbursements due to them and is included in accrued expenses in the accompanying balance sheet.

Notes Payable to Stockholders

At December 31, 1996, Notes Payable to stockholders, which bear interest of 6% per annum, were payable to Deral Knight. Interest expense incurred on notes which matured and were paid in October 1996 totaled $4,120 for the nine months ended March 31, 1997. At March 31, 1998 a new note payable to Deral Knight in the amount of $25,000 is included in short term debt.

Additionally,  the additional  $142,500  recorded as various  unsecured notes in
Note 7 as of March 31, 1998 and 1997 represent notes payable to former stockholders of IPS who became stockholders of the Company when the Company acquired IPS.

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Acquisition of IPS

In March 1996, the Company acquired IPS. Included among the individuals acquiring Company shares, in connection with the acquisition of IPS, are ten individuals who received 45% of the Concord stock issued as consideration for IPS. Of these individuals, eight have made investments in the past in other ventures in which Mr. Swon, Tucker, Integrated and/or KEMCO had an interest, and eight of which had owned stock in the Company. Included with the acquisition of IPS was a $300,000 liability from IPS to Tucker, for funds previously advanced to IPS from Tucker (see Note 8).

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

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Royalty Agreement

In March, 1992 IPS entered into a royalty agreement with its former president, Richard D. Barden, for any related oil and gas industry applications developed from the original idea of developing a set of proprietary software programs. Royalties under this agreement are calculated as follows: 1% of the first $1,500,000 of gross revenue, and 5% of gross revenue thereafter. Royalty expense under the terms of this agreement were $1,894 and $1,552 for the nine months ended March 31, 1998 and 1997, respectively. The agreement expires December 31, 2015.

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

11. Going Concern

For the nine months ended March 31, 1998 and the fiscal years ended June 30, 1997 and 1996, the Company incurred net losses and negative cash flow from operations. In October 1997 the Company became involved in a dispute over the completion of a significant contract which has delayed collection of a significant account receivable (see Note 8). In February 1998 the Company's working capital and cash flow problems resulted in the Company's inability to complete a significant construction contract which has resulted in the establishment of a $1,500,000 accrual for potential additional costs that the customer may incur to complete the contract. As a result, the Company has had difficulties meeting its current obligations as they come due.

Additionally, the Company has notes payable of $2,920,000 maturing on February 28, 1999 or earlier due to a recent failure of the Company to pay the interest due on this indebtedness, for which it must either negotiate an extension or secure other long-term debt or equity financing. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Concord Energy Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Management is currently attempting to obtain long-term financing secured by a portion of the Company's inventory of plants to replace the notes that mature on February 28, 1999 and supplement its working capital. The Company's ability to continue as a going concern is dependent on its being successful in obtaining financing to replace its maturing debt and generate sufficient working capital or pursuing other strategic alternatives in an effort to meet its financial obligations.

12. Events Subsequent to Date of Balance Sheet

On May 1, 1998 the Company was unable to make a required semi-annual interest payment of $146,000 due on notes payable of $2,920,000. The Company has been pursuing additional financing to meet this obligation, however there are no current commitments and no assurances can be given that the Company will be successful in its efforts to obtain the financing needed for this obligation.